Form 10-K
period 2020-12-31
AMERICAS TECHNOLOGY ACQUISITION CORP.
filed 2021-03-31
CIK 1825254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39807

AMERICAS TECHNOLOGY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16400 Dallas Pkwy #305 Dallas, TX	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 885-8688

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Ordinary Shares, par value $0.0001 per share	ATA	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Ordinary Share for $11.50 per share	ATA.WS	The New York Stock Exchange
Units, each consisting of one Ordinary Share and one-half of one Redeemable Warrant	ATA.U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The New York Stock Exchange on December 15, 2020 and the registrant’s ordinary shares and warrants began trading on The New York Stock Exchange on January 28, 2021. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on The NASDAQ Capital Market was $118,220,000.

As of March 30, 2021 there were 14,500,000 ordinary shares, par value $0.0001 per share (“Ordinary Shares”), of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Annual Report on Form 10-K, references to:

•	“we,” “us” or “our company” refers to Americas Technology Acquisition Corp., a Cayman Islands exempted company;

•	“initial shareholders” refers to the holders of the insider shares, including all of our officers and directors to the extent they hold such shares;

•	“insider shares” refers to the 2,875,000 ordinary shares held by our initial shareholders prior to our initial public offering;

•	“management” or our “management team” are to our officers and directors;

•	“private warrants” refer to the warrants we are selling privately to our sponsor and EarlyBirdCapital upon consummation of our initial public offering;

•	“sponsor” refers to ATAC Limited Partnership, a limited partnership formed under the laws of the state of Delaware; ATAC Holdings LLC is the general partner of our sponsor;

•	“US Dollars” and “$” refer to the legal currency of the United States;

•	“Companies Law” refers to the Companies Law (2020 Revision) of the Cayman Islands, as the same may be amended from time to time; and

•	the term “public shareholders” means the holders of the ordinary shares which are being sold as part of the units in our initial public offering, or “public shares,” whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such public shares (except that our initial shareholders will not have conversion or tender rights with respect to any public shares they own);

PART I

Item 1.	Business

BUSINESS

Overview

We are an early-stage Cayman Islands exempted company structured as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. To date, our efforts have been limited to organizational activities and activities related to our initial public offering.

Initial Public Offering

On December 17, 2020, we consummated our initial public offering of 11,500,000 units (the “units”). Each unit consists of one ordinary share of the Company, par value $0.0001 per share (the “ordinary shares”), and one-half of one warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,450,000 warrants (the “private placement warrants”), including 4,905,000 private placement warrants to ATAC Limited Partnership (our “sponsor”) and 545,000 private placement warrants to EarlyBirdCapital, Inc. (the “representative”), at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $5,450,000.

A total of $116,150,000 of the proceeds from the initial public offering and the sale of the private placement warrants, was placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jorge Marcos, our Chief Executive Officer, Juan Pablo Visoso, our Chief Financial Officer and Lisa Harris, our Chairman, who have many years of experience investing in ventures and building companies with operations. We must complete our initial business combination by December 17, 2021, 12 months from the closing of our initial public offering, unless otherwise extended. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, the time available for us to consummate our initial business combination may be extended if our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, deposit into the trust account $1,150,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible business combination period of 18 months at a total payment value of $2,300,000 if the underwriters’ over-allotment option is exercised in full. Any such payments would be made in the form of non-interest bearing loans. If our initial business combination is not consummated by December 17, 2021 (or June 17, 2021 if we extend the time period to consummate our initial business combination by the full amount of time), then our existence will terminate, and we will distribute all amounts in the trust account.

Initial Business Combination

While we may pursue an initial business combination target in any business, industry or geographical location, since our initial public offering, we have focused our search on targets operating in the TMT verticals. We leverage the substantial proprietary deal sourcing, investing and operating expertise of our management team and strategic advisors, including their relationships with leading business leaders and entrepreneurs.

In addition, we leverage the deep relationships and long-standing experience that our management team and strategic advisors command in the global private equity asset management industry. We believe that this combination of relationships and experience puts us in an excellent position to locate potential targets, particularly those owned by private equity funds.

Business Strategy and Acquisition Criteria

Based on both our management team’s experience, combined with the current trends they are observing, we have developed the following strategy and set of criteria we utilize in our pursuit of a business.

Businesses with robust local presence, clear expansion opportunity in the Americas, and significant US Dollar-denominated revenue, with a broad focus across all TMT verticals. We see strong secular tailwinds in these sectors that we believe provide the necessary runway for general industry growth and profitability over the next decade. As global commerce becomes more globally interconnected, we believe a larger portion of economic participation will take place adjacent to or within the different verticals.

Initial focus on pockets of ultra-high growth within mobile and digital technologies, which are part of strong transformational technological trends that have accelerated due, in part, to the COVID-19 pandemic. Specific verticals include, but are not limited to, cloud infrastructure, artificial intelligence, mobile applications, digital advertising, digital content, media, fintech, e-commerce and mobility. Businesses throughout North America and South America are now looking to channel their commercial activities through the mobile ecosystem, leading to the emergence of so-called “Super Apps”, and intend to capitalize on the increased ubiquity of the smartphone, as well as now-prevalent and improving internet connectivity. Incumbent players are actively looking for solutions that allow them to drive engagement and customer behaviors, preferably through proprietary channels, instead of having to go through the incumbent ad giants. Our focus does not limit us to the TMT sector, as we believe there are ample opportunities that capitalize on these trends within other sectors such as healthcare, retail, financial services, real estate, hospitality, agribusiness and others that rely on technology-driven solutions to improve their business models.

Established, well run and profitable companies operating in a range of services and markets currently unpenetrated by global giants. Well-capitalized players are positioned to use the slowdown as an opportunity to strengthen their long-term strategic positions. We are prioritizing companies that have visible opportunities and deploy capital in this environment to make acquisitions or accelerate organic growth opportunities.

A focus towards recurring contractual revenue and a clear roadmap to increased user monetization and monetization engine scalability. This is enabled by “sticky” relationships with customers, which in turn are derived from a superior customer experience and high switching costs, among other competitive advantages. Most sectors are facing uncertainties amid the COVID-19 pandemic, but other businesses that enable the “new normal” have benefitted. Growth businesses with strong value propositions and innovative products, with opportunities to deploy capital at high risk-adjusted returns, are of particular interest.

Proven high-growth trajectory, with potential for geographic expansion to continue delivering growth and achieve profitability within a reasonable timeframe. After dominating initial markets, target companies should have an edge to expand geographically to un-tapped or underserved regions where similar needs exist.

Experienced management team.   We intend to consummate a business combination with a business that has an experienced management team with a proven track record for generating shareholder returns, producing corporate growth, enhancing profitability, generating positive free cash flow, and with an ability to clearly and confidently articulate the business strategy and market opportunities to public market investors. Management should also be experienced in successfully identifying, transacting, and integrating acquisitions. Where necessary, we may also look to complement and enhance the capabilities of the target business’ management team by recruiting additional talent through our network of contacts. This may include recruiting experienced industry professionals to assist in our evaluation of the opportunity and marketing of the initial business combination prior to its completion, who may ultimately assume an ongoing role with the combined company. While not a requirement, we would prefer opportunities where members of the management team of the target have experience as public company officers or other substantive public market experience.

Sourced on a proprietary basis.   We do not expect to participate in broadly marketed processes, but rather will aim to leverage our extensive network to source a proprietary initial business combination. Notwithstanding the foregoing, we would consider participating in a process that is focused primarily on special purpose acquisition companies, where we would not compete with a conventional initial public offering or private equity acquisition, or where the target is at the tail end of a strategic process in which other alternatives have been eliminated. We would expect to compete in such processes on the strength of our prior experience in closing business combinations, understanding of the target’s industry, ability to add strategic value, or because our company is most appropriately sized to the target.

Preparedness for the process and public markets. We are seeking to acquire a business that has or can put in place, prior to the closing of a business combination, the governance, financial systems and controls and investor relations capabilities required in the public markets.

Notwithstanding the foregoing, these criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Competitive Advantages

Experienced Management Team and Special Advisors. Our management team and strategic advisors have a substantial middle-market cross-border investment track record and advisory experience, significant knowledge of both the North and South American markets, access to proprietary deal flow throughout the two continents, and strong relationships with business leaders, entrepreneurs and investors. We believe their backgrounds provide us with access to proprietary investment opportunities and position us to successfully navigate local business norms. In addition, members of management team have significant prior experience in consummating merger and acquisition transactions, including executing initial business combinations for blank check companies, having already sponsored five special purpose acquisition vehicles (four of which were done in Italy).

We may also draw upon the services of Fifth Partners, an affiliate of our sponsor and our Chief Executive Officer. Fifth Partners is a private equity group located in Dallas, Texas. An active investment partner, it provides network companies access to the people, opportunities and capital needed to build sustainable enterprises. Since its founding in 2015, Fifth Partners has deployed over $1.5 billion across various asset classes, including real estate and energy. In addition to hard asset investing, Fifth Partners also owns and operates multiple early- to mid-stage businesses.

Notwithstanding the foregoing, past performance of our management team, advisors, Fifth Partners or their respective affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate.

Established Deal Sourcing Network and Personal Contacts.   We intend to maximize our pipeline of potential target investments by proactively approaching our extensive network of contacts, including private equity and venture capital sponsors, family offices, executives of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. We believe the prior investment experience, transaction history and track record of our team, give us a competitive advantage when sourcing potential initial business combination opportunities.

Deal-making and Capital Markets Experience through all Market Cycles.   Our management team and strategic advisors consists of seasoned dealmakers with experience in a wide variety of industries, structures and market conditions, as well as experienced equity and debt capital markets professionals. All have worked in markets throughout the Americas as executives, principal investors, and advisors, through different market cycles. Our management team and strategic advisors apply the same disciplined approach to acquire a business that they have used in connection with their current advisory services and principal investment activities.

Experience with Complex Transactions.   Members of our management team and strategic advisors have a track record of completing transactions that involve an element of complexity not well-served by a competitive auction process and on educating counterparties about the benefits of the special purpose acquisition company structure and process. We believe that our management team’s and strategic advisors’ experience with complex situations requiring creative solutions is expected to lead to less competitive transactions. Members of our management team and strategic advisors also have a history of leveraging their relationship networks for due diligence.

Initial Business Combination

NYSE rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding any taxes payable). If our Board of Directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly provides fairness opinions solely with respect to the satisfaction of such criteria. While we consider it unlikely that our Board of Directors will not be able to make such independent determination of fair market value, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value meets the 80% fair market value test, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We will structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NYSE’s 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Our Business Combination Process

In evaluating a prospective target business, we will continue to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, as well as reviewing financial and other information made available to us and other reviews as we deem appropriate. We may also retain consultants with expertise relating to a prospective target business.

Fifth Partners may, from time to time, assist us in the identification of assets or companies that may be appropriate acquisition targets. While we may also draw upon Fifth Partners’ platforms, infrastructure, personnel, network and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification and diligence of a target for the initial business combination, Fifth Partners is not obligated to identify any such target assets or companies or to perform due diligence on any acquisition targets. Any such activities are solely the responsibility of our management team.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm that regularly provides fairness opinions that our initial business combination is fair to our company from a financial point of view. In addition, we have not contacted any of the prospective target businesses that prior blank check companies with which our officers and directors have been involved, and had considered and rejected. We do not currently intend to contact any of such targets; however, we may do so in the future if we become aware that the valuations, operations, profits or prospects of such target business, or the benefits of any potential transaction with such target business, would be attractive.

Members of our management team directly and indirectly own our securities following our initial public offering, and accordingly, they have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have. Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our officers and directors may, under certain circumstances, become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial business combination. We will utilize cash derived from the proceeds of our initial public offering and the private placement of private warrants, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of private warrants are intended to be applied generally toward effecting a business combination as described in this report, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We have until December 17, 2021 (or June 17, 2021 if we extend the time period to consummate our initial business combination by the full amount of time) to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by December 17, 2021, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (to June 17, 2021 to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on the date of this report, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per unit, or up to an aggregate of $2,300,000 if the underwriters’ over-allotment option is exercised in full) on or prior to the date of the applicable deadline, for each three month extension. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.10 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith.

We Have Not Identified a Target Business

To date, we have not selected any target business on which to concentrate our search for a business combination. None of our officers, directors, initial shareholders and other affiliates has engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, share exchange, asset acquisition or other similar business combination with us, nor have we, nor any of our agents or affiliates, been approached by any candidates (or representatives of any candidates) with respect to a possible business combination with our company.

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any taxes payable) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, whether the terms of the transaction would otherwise require us to seek shareholder approval or whether we were deemed to be a foreign private issuer (which would require us to conduct a tender offer rather than seeking shareholder approval under SEC rules). If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will only consummate our initial business combination if we have net tangible assets (after redemption) of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We chose our net tangible asset threshold of $5,000,001 as described above to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until December 17, 2021 (or June 17, 2021 if we extend the period of time to consummate the business combination by the full amount of time) in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction, we would need only 4,250,001 of our public shares (or approximately 36.96% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming the over-allotment option is not exercised, that the initial shareholders do not purchase any units in our initial public offering or units or shares in the after-market and that the 125,000 representative shares are voted in favor of the transaction).

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares in our initial public offering or from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The conversion rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as redemptions. If we hold a general meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors do not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial offering or in the aftermarket. Additionally, the holders of the representative shares will not have conversion rights with respect to the representative shares.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using DTC’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the legal holder, and effectively redeemed by us under Cayman Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any general meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by December 17, 2021 (or June 17, 2021 if we extend the period of time to consummate the business combination by the full amount of time), it will trigger our automatic winding up, liquidation and dissolution pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, liquidation and dissolution.

The amount in the trust account (less approximately $1,000 representing the aggregate nominal par value of the shares of our public shareholders) under the Companies Law will be treated as share premium which is distributable under the Companies Law provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest, net of taxes payable). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our sponsor has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private warrants and to vote their insider shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. If we are unable to complete an initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, or additional funds deposited in the trust account in order to extend the period of time we have to consummate our initial business combination, the initial per-share distribution from the trust account would be $10.10.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our sponsor has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. We have not asked our sponsor to reserve any amount to satisfy any indemnification obligations that may arise and its only assets are expected to be our securities. Accordingly, we believe it is unlikely that it will be able to satisfy those indemnification obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than $10.10 due to claims of creditors. Additionally, if we are forced to file a bankruptcy or wind-up petition or an involuntary bankruptcy or wind-up petition is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.10 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;

•	the NYSE may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

•	our outstanding warrants and the potential future dilution they represent;

•	our obligation to pay EarlyBirdCapital an aggregate fee of 3.5% of the gross proceeds of our initial public offering upon consummation of our initial business combination pursuant to the business combination marketing agreement, as described under the section titled “Underwriting — Business Combination Marketing Agreement”;

•	our obligation to either repay or issue warrants upon conversion of up to $1,000,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

•	our obligation to register the resale of the insider shares, as well as the private warrants (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

•	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms. Furthermore, the fact that we will not be required to pay our underwriters any deferred compensation upon consummation of an initial business combination may give us a competitive advantage over other similarly structured blank check companies.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they l devote in any time period varies based on the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to shareholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2021. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in the JOBS Act and will remain an emerging growth company for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.0 billion or revenues exceed $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are an early-stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities' may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated December 14, 2020.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive offices are located at 16400 Dallas Pkwy #305, Dallas, TX 75248 and our telephone number is (303) 885-8688. We pay Fifth Partners, an affiliate of our sponsor and our Chief Executive Officer, approximately $7,000 per month for office space and advisory services relating to our search for, and consummation of, an initial business combination. We also pay we pay Alberto Pontonio, one of our directors, approximately $3,000 per month for certain general and administrative services, including office space, utilities and secretarial support, as we may require from time to time.

Item 3.	Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, ordinary shares and warrants are each traded on the New York Stock Exchange under the symbols “ATA.U,” “ATA” and “ATA.WS, respectively. Our units commenced public trading on December 15, 2020, and our ordinary shares and warrants commenced public trading separately on January 28, 2021.

(b)	Holders

On March  29 2021, there was 1 holder of record of our units, 22 holders of record of our shares of ordinary shares and 3 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On December 17, 2020, we consummated our initial public offering of 11,500,000 units, including 1,500,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one ordinary share and one-half of one redeemable warrant of , with each whole warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $115,000,000.  Simultaneously with the closing of the initial public offering, pursuant to the Private Placement Warrants Purchase Agreements, we completed the private sale of an aggregate of 5,450,000 private placement warrants, including 4,905,000 private placement warrants to the sponsor, and 545,000 private placement warrants to the representative, at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $5,450,000.

A total of $116,150,000 of the proceeds from our initial public offering and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6.	Reserved

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on September 8, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on investments held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from September 8, 2020 (inception) through December 31, 2020, we had a net loss of $34,469, which consisted of interest earned on investments held in the Trust Account of $1,909, offset by operating expenses of $36,378.

Liquidity and Capital Resources

On December 17, 2020, we consummated the Initial Public Offering of 11,500,000 Units, at a price of $10.00 per Unit, which included the full exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 5,450,000 Private Warrants to the Sponsor at a price of $1.00 per Private Warrant generating gross proceeds of $5,450,000.

Following the Initial Public Offering, the full exercise by the underwriters of their over-allotment option and sale of the Private Warrants, a total of $116,150,000 was placed in the Trust Account. We incurred $2,712,986 in transaction costs, including $2,300,000 of cash underwriting fees, and $412,986 of other offering costs.

For the period from September 8, 2020 (inception) through December 31, 2020, net cash used in operating activities was $354,949. Net loss of $34,469 was offset by interest earned on investments of $1,909, formation costs of $5,000 and changes in operating assets and liabilities, which used $323,571 of cash from operating activities.

At December 31, 2020, we had cash and investments held in the Trust Account of $116,151,909. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2020, we had cash of $1,253,202 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 17, 2021.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below. The underwriters are entitled to a deferred fee of $0.20 per Unit, or $2,300,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Lisa Harris	59	Chairman of the Board
Jorge Marcos	35	Chief Executive Officer
Juan Pablo Visoso	43	Chief Financial Officer
Alberto Pontonio	53	Director
Maurizio Angelone	54	Director
Royce Wilson	63	Director
Antonio Garza	61	Director

The experience of our directors and executive officers is as follows:

Lisa Harris, Chairman of our board of directors since November 2020, has over 35 years of experience in banking, investments, real estate, energy and private equity. She founded Align Capital, LLC in May 2016 and serves as its Managing Partner. Align Capital has investments in technology, energy, banking and financial services, franchise, operating companies, and distressed debt. She currently serves on the boards of several privately held companies, including HyperGiant Industries and ClearBlade, Inc. From December 2013 to May 2016, Ms. Harris was Managing Partner in Cielo Private Equity where she led the firm through a successful investment in and subsequent sale of Gravitant, Inc. to IBM. Ms. Harris also managed and participated as an investor in technology, energy and real estate debt funds for Cielo Private Equity. In addition, since 2019, she has managed the family office investment portfolio of ARH Family Partnership, which holds commercial real estate, early stage capital in young companies, and numerous other investments in the U.S., Canada, and the U.K. She began her career with Bank One in the Corporate Banking division, in which she spent nearly two decades successfully managing a team of commercial lenders, working in transactions across several industries, including technology, real estate, energy and corporate lending. In 2018, Ms. Harris joined the Advisory Council to The Elders, an organization founded by Nelson Mandela to bring together independent global leaders working together for peace and human rights. Ms. Harris received her B.B.A. degree from the University of Texas at Austin. Ms. Harris is well-qualified to serve on our Board due to her extensive experience in the banking, investments, real estate, energy and private equity.

Jorge Marcos, our Chief Executive Officer since inception, has spent more than ten years in various operational, investing and capital markets roles including investment banking, risk management, corporate development and capital allocation at public and private companies. He has been serving as a Partner at Fifth Partners, LLC since January 2016, and Principal at Arch Energy Partners, LLC since August 2019. While at Fifth Partners LLC, he led a rollup of US onshore oilfield services companies after the 2016 oil downturn, acquiring and integrating several companies with operations across four states from 2016 through 2019. He also assists Fifth’s network companies in various capacities in order to fulfill business development, merger and acquisition and operational needs. Mr. Marcos was an investor at Arias Resource Capital Management, a natural resource investment firm that deployed institutional and sovereign capital in natural resource projects throughout the Americas, and led the development functions within several portfolio companies and operations, mainly in project finance and strategic planning. Mr. Marcos began his finance career as an investment banking analyst at J.P. Morgan’s Latin America Merger and Acquisition group in New York in September 2008, working in transactions across several industries, including telecom, financials, energy, natural resources, and real estate in Brazil, Mexico, Chile, Venezuela and Argentina. From October 2010 to October 2011, he worked at J.P. Morgan’s derivatives desk, where he structured and sold derivatives to corporate clients to help them manage financing, operational, and investment exposure to interest rate, commodity and financial exchange risks. Mr. Marcos earned a B.S. degree and an M.S. degree in Mechanical Engineering from Stanford University, and an MBA from the Stanford Graduate School of Business.

Juan Pablo Visoso, our Chief Financial Officer since inception, has over 20 years of experience in private equity, finance and corporate law, primarily in mergers and acquisitions, portfolio management, banking and securities. He has been serving as a Partner to SMPS Legal, a Mexico City based law firm, since August 2020 and as a special external advisor to Bocel Private Equity, an emerging Mexican private equity manager, since August 2019. From March 2008 to July 2019, he served as general counsel, partner, and then managing director at Nexxus Capital, a Mexican-based private equity manager. During his time at Nexxus, he played a leading role raising a $550 million private equity fund in Mexico and the US, led the sourcing, negotiation and/or closing of over 15 mid-market transactions, led investment team assessing value through an in-depth due diligence process, refinanced debt to reduce cost of financing through bank negotiation, developed value creation plan and helped select management team to run the operation, conducted business reviews with senior management to track business performance and make strategic and operational adjustments as needed, and was member of Nexxus Board of Directors participating in the direction of its strategic decisions. While at Nexxus, Mr. Visoso had an active participation on multiple initial public offerings. Mr. Visoso’s work has also significantly impacted the wider private equity community, having participated in a lobbying group to the Mexican Treasury that led to the establishment of a framework allowing for private equity to accept pension investment. Prior to joining Nexxus, Mr. Visoso worked at the Mexican office of White & Case from 1999 to 2004 and from 2006 to 2008 specializing in merger and acquisitions and securities law. Mr. Visoso has a degree in law from the Escuela Libre de Derecho and an MBA from Austin McCombs School of Business at the University of Texas at Austin.

Alberto Pontonio, one of our directors since December 14, 2021, has over 25 years of experience in the financial services industry in both the US and European markets. He has been serving as a director of Galileo Acquisition Corp., a special purpose acquisition company that is searching for an initial business combination, since October 2019. In January 2019, he joined Raymond James as a financial advisor, based in Miami. Prior to this, from 2015 to December 2018, he traded Equity Index futures. In 2009, he co-founded Censible, an automated investment platform that allows individual investors to align their investments with their personal interests and social values. Previously, Mr. Pontonio worked for Espirito Santo Investment Banking, was a Managing Director at Bear Stearns in London, and worked at Merrill Lynch, in New York and then in London, as a Director in the Institutional Equity department. Mr. Pontonio started his career in New York at Cowen & Co. He holds a B.A. in economics from the Catholic University in Milan, Italy. Mr. Pontonio is well-qualified to serve on our Board due to his extensive experience in the financial services industry in both the US and European markets.

Maurizio Angelone, one of our directors since December 14, 2021, has spent more than 20 years in senior executive roles. He has been serving as Vice President for Americas Region at HMD Global since December 2016, where he helped HMD establish its newly launched smartphone business unit in North America and Latin America. Prior to that, from January 2012 to November 2012, Mr. Angelone served as Vice President & General Manager for Europe Middle East & Africa Region at Motorola Corporate. He led Motorola’s Latin American division as Senior Vice President form September 2010 to December 2011 and Nokia’s Latin American division as Senior Vice President from June 2003 to June 2008, where he was responsible for managing the entire P&L for Latin America markets in the Caribbean, Central America, Mexico and South America. While at Nokia, Mr. Angelone served as Global Account Executive to manage one of Nokia’s largest customers, Telefónica S.A., which has extensive operations in Europe and Latin America and served as the Country Manager & General Manager for Nokia Italy from April 2000 to May 2003. Mr. Angelone served as Chief Executive Officer for My Screen Mobile Inc. (Pink Sheets: MYSL, Frankfurt: WICI), provider of a unique mobile advertising solution for mobile network operators, media companies and advertising partners globally, from April 2009 to September 2010. In 2014, he co-founded Imagination Unwired, a mobile communication and advertising company and currently a technology provider for various mobile network operators in the Latin America region. Mr. Angelone earned a bachelor’s degree in Electronic Engineering from Universita’ La Sapienza (Rome/Italy). Mr. Angelone is well-qualified to serve on our Board due to his extensive experience in the telecommunication industry.

Royce Wilson, one of our directors since December 14, 2021, is a modern media executive who has been serving as the Executive Chairman and CEO of Dreamcatcher Media, LLC since January 2011. Dreamcatcher Media owns Dreamcatcher Broadcasting, a television group comprised of several stations: WNEP, an affiliate of ABC serving Wilkes Barre, PA; WTKR, a CBS affiliate serving Norfolk, VA; and previously WGNT, an affiliate of CW serving Norfolk, VA., which was sold to Nexstar Broadcasting in 2019. In March 2020, Mr. Wilson was named Executive Chairman of CoxReps and Gamut which is owned by the Apollo Investment Corp. Mr. Wilson has also been serving as an active partner at Whisper Advisors, a strategic advisory firm that counsels companies from early stage startups to established global firms in media, e-commerce, technology, and consumer products since 2017. Prior to that, from January 2014 to December 2018, Mr. Wilson was a partner at New Form Digital, a studio that develops and produces scripted content for global digital platforms and linear networks, and which was created in partnership with Brian Grazer, Ron Howard, Craig Jacobson, Jim Wiatt and Discovery Communications. New Form Digital was sold to Team Whistle in 2018 where Mr. Wilson serves as a Board Observer. He served as Executive Chairman of Timeline Labs, a big-data social intelligence network from 2011 to 2015) and successfully guided the company to an acquisition by SeaChange International, Inc. (NASDAQ: SEAC), a TV software-services company. Prior to these recent endeavors, Mr. Wilson was President of Tribune Broadcasting and Chief Revenue Officer of The Tribune Company from 2008 to 2011. Earlier in his career, Mr. Wilson held top-level executive roles with various media and entertainment companies, including as the President of FOX Television Network from 2004 to 2008, founder and President of NBC Enterprises from 2000 to 2004, and founder, President and Chief Operating Officer of CBS Enterprises from 1996 to 2000. Mr. Wilson received a Bachelor’s Degree in Business Administration and Finance from the University of Arkansas at Fayatteville. He currently serves as member of the Advisory Board at Walton Business School at The University of Arkansas. He also served on the Boards of the USO and San Diego Zoo; and as a member of the Board of Trustees for Southern Methodist University, the Executive Board of the Cox School of Business and Meadows School of the Arts at Southern Methodist University. He received a distinguished Alum recognition from the University of Arkansas and was inducted into the Arkansas Entertainment Hall of Fame. Mr. Wilson is well-qualified to serve on our Board due to his extensive experience in the media industry.

Antonio Garza, one of our directors since December 14, 2021, has served as Counsel in the Mexico City office of White & Case LLP since June of 2009 and previously as US Ambassador to Mexico from 2002 to 2009. Mr. Garza has acted as a director to both publicly traded and privately held companies in both the US and Mexico and is acknowledged as one of the top experts on U.S.-Mexico relations and the business and political environments of both nations. Garza holds a BBA degree from The University of Texas at Austin and a JD degree from Southern Methodist University School of Law. He is a member of the State Bar of Texas, the District of Columbia Bar and is admitted to practice before the United States Supreme Court. Mr. Garza is well-qualified to serve on our Board due to his extensive experience in cross-border corporate transactions. Mr. Garza has been serving as a member of the board of directors of Kansas City Southern (NYSE: KSU), a transportation holding company, and Chairman to its subsidiary, Kansas City Southern de Mexico, a rail-based transportation company, since May 2010. He has also been serving on the board of directors of MoneyGram (NYSE: MGI), a global money transfer company, since May 2012.

Special Advisors

Dan Hunt, one of our special advisors, has over 20 years of investment experience in real estate, media, bio tech and sports, including soccer and NFL. He has been serving as President of FC Dallas since 2014. He is also a member of MLS’ Board of Governors and the league’s Business Ventures Committee. Mr. Hunt graduated from St. Mark’s school of Texas in 1996 and earned a BA from SMU in 2000.

Guillermo Rivaben, one of our special advisors, has been serving as Co-Founder and Managing Partner at Serac Partners, a TMT investment advisory firm, since April 2019. He served as Chief Executive Officer of S.A. La Nación, a traditional Argentinean multimedia group, from February 2014 to April 2019. Prior to that, Mr. Rivaben served as Chief Executive Officer of Telecom Personal, the leading mobile operator in Argentina, from August 2003 to January 2014. From 2000 to 2003, he was Regional Marketing VP at AT&T Latinoamerica for Brazil and Argentina, managing B2B and B2C telecommunication and e-business services in the region. He served as Mobile Business Unit CMO at Telecom Argentina to develop and launch its mobile operations from 1994 to 1999. He holds an electronic engineering master degree form Universidad de Buenos Aires.

Luca Giacomettione, one of our special advisors, has been serving as Chairman and Chief Executive Officer of Galileo Acquisition Corp., a special purpose acquisition company, since July 2019. He has over 30 years of experience in private equity and as a sponsor of blank check companies, having previously led four blank check companies in Italy. He launched the first blank check company under Italian law in 2011. He sponsored Glenalta in 2017 (merged with CFT S.p.A.), GF in 2015 (merged with Orsero S.p.A.), IPO Challenger in 2014 (merged with Italian Wine Brands S.p.A.), and MII1 in 2011 (merged with SeSa S.p.A.). In 2005 Mr. Giacometti co-founded European Co-investment Partners LLP, thereby forming Capital Dynamics’ private equity co-investment business. Capital Dynamics is an independent global private asset management business commanding over $16 billion in assets under management and advisory service arrangements, more than 700 fund investments, over 350 fund general partner relationships and a global footprint of 11 offices. Mr. Giacometti remains a Senior Adviser to Capital Dynamics. He has been an independent director of Digital Magics (DM:XMIL) since 2012. Digital Magics is a large Italian digital incubator, listed on the Milan Stock Exchange, with more than 70 accelerated startups. From 2003 to 2005, he worked at the Ferrero family office in Italy, where he was in charge of its private equity activities. From 1996 to 2002, Mr. Giacometti founded and managed General Electric’s private equity business in Italy. Mr. Giacometti built a private equity portfolio including Cantieri Rodriguez, Nuova Bianchi, Bafin, SM Logistics, Vimercati, GMV Martini MARR and Euralcom, sometimes serving on the board of directors of these companies Prior to this, Mr. Giacometti was deputy director of merchant banking at Banca Commerciale Italiana, where he worked on private equity investments in Italian companies including Grove, IMA, and Industrie Ilpea. Prior to joining Banca Commerciale Italiana, Mr. Giacometti worked in the syndications group at Citibank in Milan where he was responsible for the syndication of Italian MBOs. Mr. Giacometti holds a degree in business and economics from the Luigi Bocconi School of Business in Milan.

Alberto Recchi, one of our special advisors, has been serving as Chief Financial Officer of Galileo Acquisition Corp. since July 2019. He has over 15 years of experience in corporate and leveraged finance, mergers and acquisitions, and principal investing, in both the North American and Western European markets. In 2019, he founded Ampla Capital, a merchant bank, based in New York, which focuses on proprietary direct co-investments, in both established and growth-oriented SMEs in the North American and Western European markets. Previously, from 2016 to 2019, he was a Managing Director at MC Square Capital, a co-investment platform and cross-border boutique merchant bank. Prior to this, Mr. Recchi spent 12 years at Credit Suisse, where he worked in the Private Banking and Wealth Management Division in London for three years, advising corporate treasury departments, single and multi-family offices, ultra-high net worth individuals, across all product offerings, including direct investments, asset management, custody, corporate finance, structured finance, and private wealth management. Prior to that he worked in the Investment Banking Division for nine years, advising financial sponsors in the U.S. and E.U., structuring and executing LBOs, IPOs and M&A deals, based in New York first and London thereafter. During his tenure at Credit Suisse, Mr. Recchi developed a network of relationships with single and multi-family offices, and with private equity players in North America and Western Europe. Alberto Recchi holds an MBA from Columbia Business School and a MS, BS in Aeropsace Engineering from the Polytechnic of Turin.

We currently expect our advisors to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide their business insights when we assess potential business combination targets and (iii) upon our request, provide their business insights as we work to create additional value in the businesses that we acquire. In this regard, they will fulfill some of the same functions as our board members. However, they have no written advisory agreement with us. Additionally, except as disclosed under “Principal Shareholders” and “Certain Transactions,” our advisors have no other employment or compensation arrangements with us. Moreover, our advisors will not be under any fiduciary obligations to us nor will they perform board or committee functions, nor will they have any voting or decision making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Angelone, Wilson and Garza, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Ms. Harris and Mr. Pontonio, will expire at the second annual general meeting. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one full year after our first fiscal year end following our listing on the NYSE.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our memorandum and articles of association as it deems appropriate. Our memorandum and articles of association provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NYSE rules require that the compensation committee and nominating and corporate governance committee of a listed company each be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Angelone, Wilson and Garza serve as members of our audit committee, and Mr. Wilson chairs the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Angelone, Wilson and Garza meet the independent director standard under NYSE listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE listing standards. The NYSE listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Messrs. Angelone, Wilson and Garza each qualify as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Pontonio, Angelone and Wilson serve as members of our compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Pontonio, Angelone and Wilson are independent and Mr. Angelone chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for director

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Messrs. Pontonio, Angelone and Wilson. Mr. Pontonio serves as chair of the nominating and corporate governance committee.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

•	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee will be governed by a charter that complies with the rules of the NYSE.

Code of Ethics

Prior to the consummation of our initial public offering, we will have adopted a Code of Ethics applicable to our directors, officers and employees. We will file a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement of which this report is a part. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See the section of this prospectus entitled “Where You Can Find Additional Information.”

Item 11.	Executive Compensation

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us. Since December 2020, we have paid Alberto Pontonio, one of our directors, an aggregate fee of $3,000 per month for providing us with office space, utilities and secretarial services. In addition, we have entered into an Advisory Agreement with Fifth Partners, an affiliate of our sponsor and our Chief Executive Officer, pursuant to which we pay a total of $7,000 per month for office space and advisory services relating to our search for, and consummation of, an initial business combination. Fifth Partners will also be entitled to be reimbursed for any out-of-pocket expenses.

Other than the approximately $3,000 per month administrative fee, the approximately $7,000 per month advisory fee and the repayment of any loans made by our sponsor to us, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,500,000 ordinary shares, issued and outstanding as of March 30, 2021. The table below does not include the ordinary shares underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
ATAC Limited Partnership (our sponsor)(2)(3)	2,875,000	20%
Lisa Harris	—	—
Jorge Marcos	—	—
Juan Pablo Visoso	—	—
Alberto Pontonio
Maurizio Angelone	—	—
Antonio Garza	—	—
All directors and executive officers as a group (6 individuals)(2)	2,875,000	20%
Other 5% Stockholders
Aristeia Capital L.L.C. (3)	700,000	4.83%
Hartree Partners, LP (4)	750,000	5.2%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 16400 Dallas Pkwy #305, Dallas, TX 75248.
(2)	ATAC Holdings LLC is the general partner of our sponsor. ATAC Holdings LLC is controlled by Matthew Mathison, Joseph Drysdale and Jeffrey Brownlow, each of whom is a Managing Partner of Fifth Partners. Consequently, such persons may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Such persons disclaim beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. Each of our officers and directors and certain of our strategic advisors are members of our sponsor.
(3)	According to a Schedule 13G filed on February 16, 2021, Aristeia Capital L.L.C. acquired 700,000 ordinary shares. The business address for the reporting persons is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(4)	According to Schedule 13G filed on February 12, 2021, Hartree Partners, LP acquired 750,000 ordinary shares. The business address for the reporting person is 1185 Avenue of the Americas, New York, NY 10036.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In September 2020, the sponsor paid $25,000 to cover certain offering costs in consideration for 2,875,000 of our ordinary shares The founder shares included an aggregate of up to 375,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of founder shares would equal, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares after the initial public offering (assuming the initial shareholders do not purchase any public shares in the initial public offering and excluding the representative shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no founder shares are currently subject to forfeiture.

Since December 2020, we have paid Fifth Partners, an affiliate of our sponsor and our Chief Executive Officer, approximately $7,000 per month for office space, and advisory services relating to our search for, and consummation of, an initial business combination. In addition, we have paid Alberto Pontonio, one of our directors, approximately $3,000 for certain general and administrative services, including office space, utilities and secretarial support, as we may require from time to time. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor loaned us $122,465 under an unsecured promissory note, which were used for a portion of the expenses of our initial public offering. The loans were fully repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares.

Item 14.	Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from September 8, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $55,385 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from September 8, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from September 8, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from September 8, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

AMERICAS TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Americas Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Americas Technology Acquisition Corp. (the “Company”) as of December 31, 2020, the related statement of operations, changes in shareholders’ equity and cash flows for the period from September 8, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 8, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on December 17, 2021, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2021

AMERICAS TECHNOLOGY ACQUISITION CORP.

BALANCE SHEET
DECEMBER 31, 2020

ASSETS
Current assets
Cash	$1,253,202
Prepaid expenses	331,863
Total Current Assets	1,585,065

Cash and investments held in Trust Account	116,151,909
TOTAL ASSETS	$117,736,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accrued expenses	$8,292
Total Current Liabilities	8,292

Commitments and Contingencies

Ordinary Shares subject to possible redemption, 11,161,255 shares at a redemption value of $10.10 per share	112,728,675

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,338,745 shares issued and outstanding (excluding 11,161,225 shares subject to possible redemption)	334
Additional paid-in capital	5,034,142
Accumulated deficit	(34,469)
Total Shareholders’ Equity	5,000,007
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,736,974

The accompanying notes are an integral part of the financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$36,378
Loss from operations	$(36,378)

Other income:
Interest earned on investments held in Trust Account	1,909

Net Loss	$(34,469)

Weighted average shares outstanding of redeemable ordinary shares	11,500,000
Basic and diluted net loss per share, redeemable ordinary shares	$(0.00)

Weighted average shares outstanding of non-redeemable ordinary shares	2,673,913
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.01)

The accompanying notes are an integral part of these financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — September 8, 2020 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor	2,875,000	287	24,713	—	25,000

Sale of 11,500,000 Units, net of underwriting discounts and offering costs	11,500,000	1,150	112,285,864	—	112,287,014

Sale of 5,450,000 Private Warrants	—	—	5,450,000	—	5,450,000

Issuance of Representative Shares	125,000	13	1,124	—	1,137

Ordinary shares subject to possible redemption	(11,161,255)	(1,116)	(112,727,559)	—	(112,728,675)

Net loss	—	—	—	(34,469)	(34,469)
Balance — December 31, 2020	3,338,745	$334	$5,034,142	$(34,469)	$5,000,007

The accompanying notes are an integral part of these financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(34,469)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of founder shares	5,000
Interest earned on investments held in Trust Account	(1,909)
Changes in operating assets and liabilities:
Prepaid expenses	(331,863)
Accrued expenses	8,292
Net cash used in operating activities	(354,949)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Warrants	5,450,000
Proceeds from promissory note – related party	38,496
Repayment of promissory note – related party	(122,465)
Payments of offering costs	(307,880)
Net cash provided by financing activities	117,758,151

Net Change in Cash	1,253,202
Cash – Beginning of period	—
Cash – Ending of period	$1,253,202

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$112,758,147
Change in value of ordinary shares subject to possible redemption	$(29,472)
Payment of offering costs by Sponsor in exchange for issuance of Ordinary Shares	$25,000
Payment of offering costs through promissory note	$78,969
Issuance of Representative Shares	$1,137

The accompanying notes are an integral part of these financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Americas Technology Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 8, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2020. On December 17, 2020, the Company consummated the Initial Public Offering of 11,500,000 Units (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,450,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to ATAC Limited Partnership, (the “Sponsor”) and EarlyBirdCapital, Inc (“EarlyBirdCapital”), generating gross proceeds of $5,450,000, which is described in Note 4.

Transaction costs charged to shareholders’ equity amounted to $2,712,986, consisting of $2,300,000 in cash underwriting fees and $412,986 of other offering costs.

Following the closing of the Initial Public Offering on December 17, 2020, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (currently and anticipated to be $10.10 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6).

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote its Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 7) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Initial Shareholders have agreed (a) to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

The Company will have until December 17, 2021 to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by December 17, 2021, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (until June 17, 2022 to complete a Business Combination (the “Combination Period”)). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $1,150,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three month extension.

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Initial Shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of their respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than amount of funds deposited into the Trust Account ($10.10 per share).

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.10 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that it has sufficient working capital outside of the Trust Account and access to funds required to complete a Business Combination prior to December 17, 2021 but there can be no assurance that such a transaction will be completed. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 17, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $2,712,986 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 16,950,000 shares of ordinary shares in the aggregate.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary share subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from September 8, 2020 (inception) Through December 31, 2020
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$1,909
Net Earnings	$1,909
Denominator: Weighted Average Redeemable Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	11,500,000
Earnings/Basic and Diluted Redeemable Ordinary Shares	$—

Non-Redeemable Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(34,469)
Redeemable Net Earnings	$(1,909)
Non-Redeemable Net Loss	$(36,378)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Non-Redeemable Ordinary Shares, Basic and Diluted (1)	2,673,913
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$(0.01)

As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s ordinary shareholders.

(1)	The weighted average non-redeemable ordinary shares for the year ended December 31, 2020 includes the effect of 125,000 Representative Shares which were issued in October 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 7).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 5,450,000 Private Warrants, at a price of $1.00 per Private Warrant, for an aggregate purchase price of $5,450,000, in a private placement. Each Private Warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5 — RELATED PARTIES

Founder Shares

In September 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 of the Company’s ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Initial Public Offering and excluding the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until, with respect to 50% of the Founder Shares, the earlier of one year after the consummation of a Business Combination and the date on which the closing price of the ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing after a Business Combination and, with respect to the remaining 50% of the Founder Shares, until the one year after the consummation of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On September 29, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to an affiliate of the Sponsor, pursuant to which the Company was able to borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $122,465 was repaid at the closing of the Initial Public Offering on December 17, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (until June 17, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,150,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

Administrative Fees

We pay an affiliate of our sponsor and our Chief Executive Officer approximately $7,000 per month for office space and advisory services relating to our search for, and consummation of, an initial Business Combination. We also pay Alberto Pontonio, one of our directors, a fee of approximately $3,000 per month for certain general and administrative services, including office space, utilities and secretarial support, as we may require from time to time. For the period from September 8, 2020 (inception) through December 31, 2020, management fees paid to our CEO were $3,500 and administrative fees paid to Alberto Pontonio were $1,500.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on December 17, 2020, the holders of the Founder Shares, Representative Shares, Private Warrants and underlying ordinary shares and any securities issued upon conversion of Working Capital Loans or extension loans will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Representative Shares, the Private Warrants (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything herein to the contrary, EarlyBirdCapital and/or its designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the registration statement of which this prospectus forms a part. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares are to be released from escrow. The holders of a majority of the Private Warrants or warrants issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans or extension loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything herein to the contrary, EarlyBirdCapital and/or its designees may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the registration statement, which incorporates the prospectus.. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters and the underwriters exercised the option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

Upon the IPO, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital, the underwriter in the Initial Public Offering, as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finder’s fees which might become payable).

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 3,338,745 ordinary shares issued and outstanding, excluding 11,161,255 ordinary shares subject to possible redemption.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the issuance of the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the issuance of the ordinary shares issuable upon exercise of the Public Warrants is not effective within 90 days from the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	at any time while the warrants become exercisable;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

•	if, and only if, the reported last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share (subject to adjustment) for any 20 trading days within a 30-trading day period commencing after the warrants become exercisable and ending on the third trading business day prior to the notice of redemption to the warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of ordinary shares at a price below its exercise price. The Company has agreed to use its best efforts to have declared effective a prospectus relating to the ordinary shares issuable upon exercise of the warrants and keep such prospectus current until the expiration of the warrants. However, if the Company does not maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants, holders will be unable to exercise their warrants for cash and the Company will not be required to net cash settle or cash settle the warrant exercise. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) such that the effective exercise price per full share will be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issue additional ordinary shares or equity-linked securities.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants will be exercisable for cash (even if a registration statement covering the issuance of the ordinary shares issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option and will not be redeemable by the Company, in each case so long as they are held by the initial purchasers or their affiliates.

Representative Shares

In October 2020, the Company issued to the designees of EarlyBirdCapital 125,000 ordinary shares (the “Representative Shares”). The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to shareholders’ equity. The Company estimated the fair value of Representative Shares to be $1,137 based upon the price of the Founder Shares issued to the Initial Shareholders. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $611 in cash and $116,149,737 in U.S. Treasury securities. During the period from September 8, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 3/18/2021)	1	$116,151,298	$(1,562)	$116,149,737

Transfers to or from levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period ending December 31, 2020.

NOTE 9— SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 14, 2020, by and between the Company and EarlyBirdCapital, Inc. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities*
10.1	Promissory Note, dated September 29, 2020, issued to ATA Limited Partnership (3)
10.2	Letter Agreement, dated December 14, by and among the Company, its officers, its directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated December 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated December 14, 2020, by and among the Company, the Sponsor and the investors party thereto. (1)
10.5	A Warrant Subscription Agreement, dated December 14, 2020 by and between the Company and ATAC Limited Partnership. (1)
10.6	A Warrant Subscription Agreement, dated December 14, 2020 by and between the Company and EarlyBirdCapital, Inc. (1)
10.7	A Business Combination Marketing Agreement, dated December 14, 2020 by and between the Company and EarlyBirdCapital, Inc. (1)
10.8	Stock Escrow Agreement, date December 14, 2020 by and between the Company, the Sponsor and Continental Stock Transfer & Trust Company.(1)
10.9	Advisory Agreement, dated December 14, 2020, by and between the Company and Fifth Partners, LLC. (1)
10.10	Form of Indemnity Agreement (2)
14.1	Form of Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

*	Filed herewith

**	Furnished herewith

	(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 18, 2020.
	(2)	Incorporated by reference to the Company’s S-1/A, filed on December 10, 2020.
	(3)	Incorporated by reference to the Company’s S-1, filed on November 20, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021	Americas Technology Acquisition Corp.

	By:	/s/ Jorge Marcos
	Name:	Jorge Marcos
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jorge Marcos	Chief Executive Officer	March 31, 2021
Jorge Marcos	(Principal Executive Officer)

/s/ Juan Pablo Visoso	Chief Financial Officer	March 31, 2021
Juan Pablo Visoso	(Principal Financial and Accounting Officer)

/s/ Lisa Harris	Chairman	March 31, 2021
Lisa Harris

/s/ Alberto Pontonio	Director	March 31, 2021
Alberto Pontonio

/s/ Maurizio Angelone	Director	March 31, 2021
Maurizio Angelone

/s/ Royce Wilson	Director	March 31, 2021
Royce Wilson

/s/ Antonio Garza	Director	March 31, 2021
Antonio Garza