Form 10-K/A
period 2020-12-31
AMERICAS TECHNOLOGY ACQUISITION CORP.
filed 2021-07-01
CIK 1825254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Americas Technology Acquisition Corp. (“we,” “us,” “our,” or the “Company”) for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

Restatement Background

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Since their issuance on December 17, 2020, our warrants have been accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our private warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements for the period from September 8, 2020 (inception) through December 31, 2020 (the “Affected Period”) should be restated because of the change in the guidance around accounting for certain of our outstanding warrants to purchase common stock and should no longer be relied upon. Specifically, on May 21, 2021, the Company's audit committee, based on the recommendation of, and after consultation with, the Company’s management, concluded that the Company’s audited financial statements for the year ended December 31, 2020, as reported in the Company's Annual Report on Form 10-K filed on March 31, 2021, should no longer be relied upon due to changes required to reclassify the Company’s outstanding private warrants as liabilities. Similarly, the related press releases, Report of Independent Registered Public Accounting Firm dated March 31, 2021 on the financial statements as of December 31, 2020 and for the year ended December 31, 2020, and the stockholder communications, investor presentations or other communications describing relevant portions of the Company's financial statements for this period should no longer be relied upon.

Historically, our warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations and did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on December 17, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the private warrants should be classified as liabilities measured at fair value upon issuance, in fair value reported in our Statement of Operations for each reporting period.

Items Amended

We are filing this Amendment to amend the disclosures in the Risk Factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8 and Controls and Procedures described in Item 9A, in the Original Filing to give effect to the change in accounting for the warrants.

The change in accounting for the private warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements in the Affected Period included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the private warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31 and 32) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

Unless otherwise stated in this Annual Report on Form 10-K, references to:

•	“we,” “us” or “our company” refers to Americas Technology Acquisition Corp., a Cayman Islands exempted company;

•	“initial shareholders” refers to the holders of the insider shares, including all of our officers and directors to the extent they hold such shares;

•	“insider shares” refers to the 2,875,000 ordinary shares held by our initial shareholders prior to our initial public offering;

•	“management” or our “management team” are to our officers and directors;

•	“private warrants” refer to the warrants we are selling privately to our sponsor and EarlyBirdCapital upon consummation of our initial public offering;

•	“sponsor” refers to ATAC Limited Partnership, a limited partnership formed under the laws of the state of Delaware; ATAC Holdings LLC is the general partner of our sponsor;

•	“Original Filing” refers to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 31, 2021

•	“Amendment” refers to this Amendment No. 1 to the Original Filing

•	“Original Filing” refers to

•	“US Dollars” and “$” refer to the legal currency of the United States;

•	“Companies Law” refers to the Companies Law (2020 Revision) of the Cayman Islands, as the same may be amended from time to time; and

•	the term “public shareholders” means the holders of the ordinary shares which are being sold as part of the units in our initial public offering, or “public shares,” whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such public shares (except that our initial shareholders will not have conversion or tender rights with respect to any public shares they own);

PART I

Item 1.	Business

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

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	we have identified a material weakness in our internal control over financial reporting;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management; and

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated December 14, 2020, and filed with the SEC on December 16, 2020.

In addition, set forth below are certain additional risks relating to the restatement of our previously issued financial statements, as further described in this Amendment.

Our private placement warrants are accounted for as liabilities and the changes in value of our private placement warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants and restated our previously issued financial statements to classify the private placement warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Amendment are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, as long as the private placement warrants are outstanding, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private placement warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, the Company, in consultation with our Audit Committee, concluded on May 5, 2021 that our previously issued audited financial statements as of December 31, 2020 and for the period from September 8, 2020 (inception) to December 31, 2020, and related disclosures, should be restated. As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements in our financial statements that could not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we discover additional weaknesses in our internal controls in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our Audit Committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from September 8, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement related to the accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement of our financial statements and material weakness in our internal control over financial reporting. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or its ability to complete a business combination.

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

Restatement

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on December 17, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our private warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the year ended December 31, 2020 should be restated because of a misapplication in the guidance around accounting for the private warrants and should no longer be relied upon.

Historically, the private warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the private warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for private warrants issued on December 17, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the private warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. Accordingly, this Amendment restates our financial statements as of, and for the year ended December 31, 2020.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Results of Operations (restated)

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

For the period from September 8, 2020 (inception) through December 31, 2020, we had a net loss of $1,248,847, which consisted of interest earned on investments held in the Trust Account of $1,909, offset by operating expenses of $36,378, transaction costs allocable to warrant liabilities of $15,378, and change in warrant liabilities of $1,199,000.

Liquidity and Capital Resources (restated)

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

For the period from September 8, 2020 (inception) through December 31, 2020, net cash used in operating activities was $354,949. Net loss of $1,248,847 was offset by interest earned on investments of $1,909, transaction costs allocable warrant liabilities of $15,378, a change in the fair value of warrant liabilities of $1,199,000, formation costs of $5,000 and changes in operating assets and liabilities, which used $323,571 of cash from operating activities.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 5,450,000 private warrants in connection with our initial public offering and private placement, which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the private placement warrants has been estimated using a Binomial Lattice Model at each measurement date.

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

Warrant Liability

We account for the private warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the private warrants was estimated using a Binomial Lattice Model.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

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

Restatement of Previously Issued Financial Statements

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our financial statements included in this Amendment, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the private warrants.. Our management, has concluded that our restated and revised audited financial statements included in this Amendment are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Amendment, our management, could not have anticipated the issuance of the SEC Staff Statement, and no internal control procedures could have averted the delay in regulatory filings. We have taken immediate action to restate our private warrants as liability, resulting in changes in fair value of warrant liability, additional paid-in capital and accumulated deficit as of December 31, 2020 and for the period from September 8, 2020 (inception) through December 31, 2020.

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on December 17, 2020, our private warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our private warrants should be presented as liabilities with subsequent fair value remeasurement.

To remediate this material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of the Original Filing, our directors and officers are as follows:

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

New York, New York

June 30, 2021

AMERICAS TECHNOLOGY ACQUISITION CORP.

BALANCE SHEET (As Restated)
DECEMBER 31, 2020

ASSETS
Current assets
Cash	$1,253,202
Prepaid expenses	331,863
Total Current Assets	1,585,065

Cash and investments held in Trust Account	116,151,909
TOTAL ASSETS	$117,736,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – accrued expenses	$8,292
Derivative warrant liabilities	5,450,000
Total liabilities	5,458,292

Commitments and Contingencies

Ordinary Shares subject to possible redemption, 10,621,651 shares at a redemption value of $10.10 per share	107,278,675

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,878,349 shares issued and outstanding (excluding 10,621,651 shares subject to possible redemption)	388
Additional paid-in capital	6,248,466
Accumulated deficit	(1,248,847)
Total Shareholders’ Equity	5,000,007
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,736,974

The accompanying notes are an integral part of the financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP

STATEMENT OF OPERATIONS (As Restated)

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$36,378
Loss from operations	(36,378)

Other income (loss):
Change in fair value of warrant liabilities	(1,199,000)
Transaction costs allocable to warrant liabilities	(15,378)
Interest earned on investments held in Trust Account	1,909

Net Loss	$(1,248,847)

Weighted average shares outstanding of redeemable ordinary shares	11,500,000
Basic and diluted net loss per share, redeemable ordinary shares	$(0.00)

Weighted average shares outstanding of non-redeemable ordinary shares	2,670,330
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.47)

The accompanying notes are an integral part of these financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (As Restated)

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — September 8, 2020 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor	2,875,000	287	24,713	—	25,000

Sale of 11,500,000 Units, net of underwriting discounts and offering costs	11,500,000	1,150	112,301,242	—	112,302,392

Contribution in excess of fair value of private warrants	—	—	1,199,000	—	1,199,000

Issuance of Representative Shares	125,000	13	1,124	—	1,137

Ordinary shares subject to possible redemption	(10,621,651)	(1,062)	(107,277,613)	—	(107,278,675)

Net loss	—	—	—	(1,243,847)	(1,243,847)
Balance — December 31, 2020	3,878,349	$388	$6,248,466	$(1,243,847)	$5,000,007

The accompanying notes are an integral part of these financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CASH FLOWS (As Restated)

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,248,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of founder shares	5,000
Change in fair value of warrant liabilities	1,199,000
Transaction costs allocable to warrant liabilities	15,378
Interest earned on investments held in Trust Account	(1,909)
Changes in operating assets and liabilities:
Prepaid expenses	(331,863)
Accrued expenses	8,292
Net cash used in operating activities	$(354,949)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	$(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Warrants	5,450,000
Proceeds from promissory note – related party	38,496
Repayment of promissory note – related party	(122,465)
Payments of offering costs	(307,880)
Net cash provided by financing activities	$117,758,151

Net Change in Cash	1,253,202
Cash – Beginning of period	—
Cash – Ending of period	$1,253,202

Non-Cash Investing and Financing Activities:
Initial classification of ordinary shares subject to possible redemption	$108,507,147
Change in value of ordinary shares subject to possible redemption	$(1,228,472)
Payment of offering costs by Sponsor in exchange for issuance of Ordinary Shares	$25,000
Payment of offering costs through promissory note	$78,969
Issuance of Representative Shares	$1,137

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

The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2020. On December 17, 2020, the Company consummated the Initial Public Offering of 11,500,000 Units (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000 which is described in Note 5.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,450,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to ATAC Limited Partnership, (the “Sponsor”) and EarlyBirdCapital, Inc (“EarlyBirdCapital”), generating gross proceeds of $5,450,000, which is described in Note 5.

Transaction costs amounted to $2,712,986, consisting of $2,300,000 in cash underwriting fees and $412,986 of other offering costs.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

On April 12, 2021, the SEC released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. Following the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity.  ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock.  Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant.  Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the private warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the private warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

Balance Sheet as of December 17, 2020	As Reported	Adjustment	As Restated
Warrant Liabilities	$—	$4,251,000	$4,251,000
Total Liabilities	8,336	4,251,000	4,259,336
Ordinary shares subject to redemption	112,758,147	(4,251,000)	108,507,147
Ordinary Shares	334	42	376
Additional paid-in capital	$5,004,670	$15,336	$5,020,006
Accumulated deficit	(5,000)	(15,378)	(20,378)
Total Shareholders’ Equity	$5,000,004	$-	$5,000,004

Number of shares subject to possible redemption	11,164,173	(420,891)	10,743,282

Balance Sheet as of December 31, 2020	As Reported	Adjustment	As Restated
Warrant Liabilities	$—	$5,450,000	$5,450,000
Total Liabilities	8,292	5,450,000	5,458,292
Ordinary shares subject to redemption	112,728,675	(5,450,000)	107,278,675
Ordinary Shares	334	54	388
Additional paid-in capital	$5,034,142	$1,214,324	$6,248,466
Retained earnings (Accumulated deficit)	$(34,469)	$(1,214,378)	$(1,248,847)
Total Shareholders’ Equity	$5,000,007	$-	$5,000,007

Number of shares subject to possible redemption	11,161,255	(539,604)	10,621,651

Statement of Operations for the period from September 8, 2020 (inception) to December 31, 2020	As Reported	Adjustment	As Restated
Transaction costs allocable to warrant liabilities	$—	$(15,378)	$(15,378)
Change in fair value of warrant liabilities	$—	$(1,199,000)	$(1,199,000)
Net loss	$(34,469)	$(1,214,378)	$(1,248,847)
Basic and diluted net loss per ordinary share, non-redeemable	$(0.01)	$(0.46)	$(0.47)

Statement of Cash Flows for the year ended December 31, 2020	As Reported	Period Adjustment	As Restated
Net income (loss)	$(34,469)	$(1,214,378)	$(1,248,847)
Change in fair value of warrant liabilities	$—	$1,199,000	$1,199,000
Transaction costs allocable to warrant liabilities	$—	$15,378	$15,378
Initial classification of ordinary shares subject to possible redemption	$112,758,147	$(4,251,000)	$108,507,147
Change in value of ordinary shares subject to possible redemption	$(29,472)	$(1,199,000)	$(1,228,472)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $2,712,986 were incurred, of which $2,697,608 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $15,378 of the offering costs were immediately expensed through the Statement of Operations in connection with the warrant liability.

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

Derivative Warrant Liabilites

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants was estimated using a Binomial Lattice Model (see Note 10).

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Warrants since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 11,200,000 shares of ordinary shares in the aggregate.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from September 8, 2020 (inception) Through December 31, 2020
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$1,909
Net Earnings	$1,909
Denominator: Weighted Average Redeemable Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	11,500,000
Earnings/Basic and Diluted Redeemable Ordinary Shares	$—

Non-Redeemable Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(1,248,847)
Redeemable Net Earnings	$(1,909)
Non-Redeemable Net Loss	$(1,250,756)
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Non-Redeemable Ordinary Shares, Basic and Diluted (1)	2,670,330
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$(0.47)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

• Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

• Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020. The FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 8).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 5,450,000 Private Warrants, at a price of $1.00 per Private Warrant, for an aggregate purchase price of $5,450,000, in a private placement. Each Private Warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 6 — RELATED PARTIES

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — SHAREHOLDERS’ EQUITY

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

 NOTE 9 — WARRANTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

NOTE 10 — FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the Trust Account were comprised of $611 in cash and $116,151,298 in U.S. Treasury securities. During the period from September 8, 2020 (inception) through December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

Assets:	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 3/18/2021)[1]	1	$116,151,298	$(1,562)	$116,149,737

(1)	The U.S Treasury Securities within the Trust Account were reinvested in U.S Treasury Securities that matured on June 17, 2021 and then subsequently reinvested into a Treasury Only Money Market Fund.

Liabilities:	Warrant Liabilities	Level	December 31, 2020
	Private Placement Warrants	3	$5,450,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the private warrants on December 17, 2020, the date of the Company’s Initial Public Offering, using a Binomial Lattice Model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Binomial Lattice Model for the Private Placement Warrants were as follows at initial measurement:

Input	December 17, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.43%	0.41%
Dividend yield	0.00%	0.00%
Implied volatility	15.10%	17.00%
Exercise price	$11.50	$11.50
Market Stock Price	$9.61	$9.78

On December 17, 2020, the Private Placement Warrants were determined to be $0.78 per warrant for an aggregate value of $4.3 million.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the private warrants are performed using the Binomial Lattice Model.

As of December 31, 2020, the aggregate value of the Private Placement Warrants was approximately $5.5 million.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement Warrants
Fair value as of September 8, 2020 (inception)	$—
Initial measurement on December 17, 2020 (IPO)	4,251,000
Change in valuation inputs or other assumptions	1,199,000
Fair value as of December 31, 2020	$5,450,000

Transfers to or from levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period ending December 31, 2020.

NOTE 11— SUBSEQUENT EVENTS

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

July 1, 2021	Americas Technology Acquisition Corp.

	By:	/s/ Jorge Marcos
	Name:	Jorge Marcos
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jorge Marcos	Chief Executive Officer	July 1, 2021
Jorge Marcos	(Principal Executive Officer)

/s/ Juan Pablo Visoso	Chief Financial Officer	July 1, 2021
Juan Pablo Visoso	(Principal Financial and Accounting Officer)

/s/ Lisa Harris	Chairman	July 1, 2021
Lisa Harris

/s/ Alberto Pontonio	Director	July 1, 2021
Alberto Pontonio

/s/ Maurizio Angelone	Director	July 1, 2021
Maurizio Angelone

/s/ Royce Wilson	Director	July 1, 2021
Royce Wilson

/s/ Antonio Garza	Director	July 1, 2021
Antonio Garza