Form 10-K/A
period 2020-12-31
AMERICAS TECHNOLOGY ACQUISITION CORP.
filed 2021-07-08
CIK 1825254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

As of March 30, 2021, there were 14,500,000 ordinary shares, par value $0.0001 per share (“Ordinary Shares”), of the registrant issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 (this “Amendment”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of Americas Technology Acquisition Corp. (“we,” “us,” “our,” or the “Company”) for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”) and the Amendment No. 1 to the Original Filing, as filed with the SEC on July 1, 2021 (“Amendment No. 1”).

This Amendment is being filed to amend Item 8 of the Original Filing and the Amendment No. 1 in order to include a revised audit opinion of WithumSmith+Brown, PC, our independent registered public accounting firm for the year ended December 31, 2020. The revised audit opinion reflects the previously omitted restatement of financial statements paragraph and is now consistent with the disclosures within the Original Filing and the Amendment No. 1.

In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31 and 32) to this Amendment.

This Amendment amends and restates only the following items of the Original Filing, as amended by Amendment No. 1, and only with such modifications as necessary to reflect the restatement discussed above:

●	Cover Page

●	Part II – Item 8. Financial Statements and Supplementary Data

●	Part IV – Item 15. Exhibits and Financial Statement Schedules

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, as amended by Amendment No. 1. Accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Amendment No. 1 and the Company’s other filings with the SEC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

PART II

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Americas Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Americas Technology Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 8, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 8, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

July 8, 2021	Americas Technology Acquisition Corp.

	By:	/s/ Jorge Marcos
	Name:	Jorge Marcos
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jorge Marcos	Chief Executive Officer	July 8, 2021
Jorge Marcos	(Principal Executive Officer)

/s/ Juan Pablo Visoso	Chief Financial Officer	July 8, 2021
Juan Pablo Visoso	(Principal Financial and Accounting Officer)

/s/ Lisa Harris	Chairman	July 8, 2021
Lisa Harris

/s/ Alberto Pontonio	Director	July 8, 2021
Alberto Pontonio

/s/ Maurizio Angelone	Director	July 8, 2021
Maurizio Angelone

/s/ Royce Wilson	Director	July 8, 2021
Royce Wilson

/s/ Antonio Garza	Director	July 8, 2021
Antonio Garza