Form 10-Q
period 2021-06-30
AMERICAS TECHNOLOGY ACQUISITION CORP.
filed 2021-08-12
CIK 1825254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 12, 2021, there were 14,500,000 ordinary shares, $0.0001 par value, issued and outstanding.

AMERICAS TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,018,664	$1,253,202
Prepaid expenses	235,793	331,863
Total Current Assets	1,254,457	1,585,065

Investments held in Trust Account	116,167,331	116,151,909
TOTAL ASSETS	$117,421,788	$117,736,974

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accounts payable and accrued expenses	$74,183	$8,292
Warrant liability	3,542,500	5,450,000
Total Liabilities	3,616,683	5,458,292

Commitments and Contingencies

Ordinary Shares subject to possible redemption, 10,772,783 and 10,621,651 shares at a redemption value of $10.10 per share as of June 30, 2021 and December 31, 2020, respectively	108,805,104	107,278,675

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,727,217 and 3,878,349 shares issued and outstanding (excluding 10,772,783 and 10,621,651 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	373	388
Additional paid-in capital	4,722,052	6,248,466
Retained earnings (accumulated deficit)	277,576	(1,248,847)
Total Shareholders’ Equity	5,000,001	5,000,007
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$117,421,788	$117,736,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Formation and operational costs	$217,181	$396,499
Loss from operations	(217,181)	(396,499)

Other income (expense):
Change in fair value of warrant liability	(545,000)	1,907,500
Interest earned on investments held in Trust Account	624	15,422
Total other income (expense), net	(544,376)	1,922,922

Net income (loss)	$(815,557)	$1,526,423

Weighted average shares outstanding of redeemable ordinary shares	11,500,000	11,500,000
Basic and diluted income per share redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares	3,000,000	3,000,000
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.27)	$0.50

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

				(Accumulated
			Additional	Deficit)	Total
	Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2021	3,878,349	$388	$6,248,466	$(1,248,847)	$5,000,007

Change in value of ordinary shares subject to possible redemption	(231,880)	(23)	(2,341,963)	—	(2,341,986)

Net income	—	—	—	2,341,980	2,341,980

Balance — March 31, 2021	3,646,469	365	3,906,503	1,093,133	5,000,001

Change in value of ordinary shares subject to possible redemption	80,748	8	815,549	—	815,557

Net loss	—	—	—	(815,557)	(815,557)

Balance – June 30, 2021	3,727,217	$373	$4,722,052	$277,576	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,526,423
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,907,500)
Interest earned on marketable securities held in Trust Account	(15,422)
Changes in operating assets and liabilities:
Prepaid expenses	96,070
Accounts payable and accrued expenses	65,891
Net cash used in operating activities	(234,538)

Net Change in Cash	(234,538)
Cash – Beginning of period	1,253,202
Cash – End of period	$1,018,664

Non-Cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$1,526,429

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through June 30, 2021 relates to the Company's formation, the initial public offering ("Initial Public Offering"), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

June 30, 2021

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

June 30, 2021

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 1, 2021, and with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 8, 2021 (collectively, the “Form 10-K/A”). The interim results for the three and six  months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Offering Costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering.Offering costs amounting to $2,712,986 were incurred, of which $2,697,608 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $15,378 of the offering costs were immediately expensed through the Statement of Operations in connection with the warrant liability.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

The Company’s statements of operations include a presentation of income (loss) per share for ordinary share subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Redeemable Ordinary Shares
Numerator: Earnings allocable to Redeemable Ordinary Shares
Interest Income	$624	$15,422
Net Earnings	$624	$15,422
Denominator: Weighted Average Redeemable Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	11,500,000	11,500,000
Earnings/Basic and Diluted Redeemable Ordinary Shares	$0.00	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(815,557)	$1,526,423
Less: Redeemable Net Earnings	624	(15,422)
Non-Redeemable Net Income (Loss)	$(816,181)	$1,511,001
Denominator: Weighted Average Non-Redeemable Ordinary Shares
Non-Redeemable B Ordinary Shares, Basic and Diluted	3,000,000	3,000,000
Loss/Basic and Diluted Non-Redeemable Ordinary Shares	$(0.27)	$0.50

Note: For the three and six months ended June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s shareholders.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Recent Accounting Standards

In August 2020. The FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company believes adoption of the ASU will not impact the Company’s financial position, results of operations or cash flows.

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

June 30, 2021

(Unaudited)

similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Administrative Fees

We pay an affiliate of our sponsor and our Chief Executive Officer approximately $7,000 per month for office space and advisory services relating to our search for, and consummation of, an initial Business Combination. We also pay Alberto Pontonio, one of our directors, a fee of approximately $3,000 per month for certain general and administrative services, including office space, utilities and secretarial support, as we may require from time to time. For the three and six months ended June 30, 2021, management fees paid to an affiliate of our Sponsor were $21,000 and $42,000, respectively, and administrative fees paid to Alberto Pontonio were $9,000 and $18,000, respectively.

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

Registration Rights

Pursuant to a registration rights agreement entered into on December 17, 2020, the holders of the Founder Shares, Representative Shares, Private Warrants and underlying ordinary shares and any securities issued upon conversion of Working Capital Loans or extension loans will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Representative Shares, the Private Warrants (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything herein to the contrary, EarlyBirdCapital and/or its designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the registration statement of which this prospectus forms a part. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares are to be released from escrow. The holders of a majority of the Private Warrants or warrants issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans or extension loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything herein to the contrary, EarlyBirdCapital and/or its designees may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the registration statement, which incorporates the prospectus. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 3,727,217 and 3,878,349 ordinary shares issued and outstanding, excluding 10,772,783 and 10,621,651 ordinary shares subject to possible redemption.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

June 30, 2021

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

At June 30, 2021, assets held in the Trust Account were comprised of $116,167,331 in  money market securities. At December 31, 2020, assets held in the Trust Account were comprised of $611 in cash and $116,149,737 in U.S. Treasury securities. Through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$116,167,331	$116,149,737

Liabilities:
Warrant Liability – Private Placement Warrants	3	$3,542,500	$5,450,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The fair value of the Private Placement Warrants was estimated at June 30, 2021 and December 31, 2020 to be $0.65 and $1.00, respectively, using the Binomial Lattice Model option pricing model and the following assumptions:

	June 30,	December 31,
Input	2021	2020
Risk-free interest rate	0.85%	0.41%
Dividend yield	0.00%	0.00%
Implied volatility	11.90%	17.00%
Exercise price	$11.50	$11.50
Market Stock Price	$10.00	$9.78

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the private warrants are performed using the Binomial Lattice Model.

As of June 30, 2021, the aggregate value of the Private Placement Warrants was approximately $3.54 million.

The following table presents the changes in the fair value of warrant liabilities:

Private
Placement
Warrants
Fair value as of December 31, 2020	$5,450,000
Change in valuation inputs or other assumptions	(1,907,500)
Fair value as of June 30, 2021	$3,542,500

Transfers to or from levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period ending June 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 8, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $815,557, which consists of change in fair value of warrant liability (loss) of $545,000 and interest earned on marketable securities held in Trust Account of $624, offset by formation and operational costs of $271,181.

For the six months ended June 30, 2021, we had a net income of $1,526,423, which consists of change in fair value of warrant liability gain of $1,907,500 and interest earned on marketable securities held in Trust Account of $15,422, offset by formation and operational costs of $396,499.

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

For the six months ended June 30, 2021, cash used in operating activities was $234,538. Net income of $1,526,423 was affected by change in fair value of warrant liability of $1,907,500 interest earned on marketable securities held in Trust Account of $15,422. Changes in operating assets and liabilities provided $161,961 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $116,167,331 (including approximately $17,331 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,018,664. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We issued an aggregate of 5,450,000 private warrants in connection with our initial public offering and private placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the private placement warrants has been estimated using a Binomial Lattice Model at each measurement date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the private warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the private warrants was estimated using a Binomial Lattice Model.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Private Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

During the three and six months ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Annual Report on Form 10-K/A had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*        Filed herewith.

**      Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS TECHNOLOGY ACQUISITION CORP.

Date: August 12, 2021	By:	/s/ Jorge Marcos
	Name:	Jorge Marcos
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Juan Pablo Visoso
	Name:	Juan Pablo Visoso
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)