Form 10-Q
period 2021-09-30
AMERICAS TECHNOLOGY ACQUISITION CORP.
filed 2021-11-16
CIK 1825254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 15, 2021, there were 14,500,000 ordinary shares, $0.0001 par value, issued and outstanding.

AMERICAS TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30,2021 and for the Period from September 8, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period from September 8, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from September 8, 2020 (Inception) through September 30, 2020	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$780,157	$1,253,202
Prepaid expenses	243,194	331,863
Total Current Assets	1,023,351	1,585,065

Investments held in Trust Account	116,169,750	116,151,909
TOTAL ASSETS	$117,193,101	$117,736,974

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities - accounts payable and accrued expenses	$102,295	$8,292
Derivative Warrant liabilities	2,670,500	5,450,000
Total Liabilities	2,772,795	5,458,292

Commitments and Contingencies

Ordinary Shares subject to possible redemption, 11,500,000 shares at a redemption value of $10.10 per share as of September 30, 2021 and December 31, 2020	116,150,000	116,150,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,000,000 shares issued and outstanding(excluding 11,500,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020	300	300
Additional paid-in capital	—	—
Accumulated deficit	(1,729,994)	(3,871,618)
Total Shareholders’ Deficit	(1,729,694)	(3,871,318)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$117,193,101	$117,736,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
			September 8,
			2020
			(Inception)
	Three Months Ended	Nine Months Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020
General and administrative expenses	$259,218	$655,717	$5,000
Loss from operations	(259,218)	(655,717)	(5,000)

Other income:
Change in fair value of derivative warrant liabilities	872,000	2,779,500	—
Interest earned on investments held in Trust Account	2,419	17,841	—
Total other income, net	874,419	2,797,341	—

Net income (loss)	$615,201	$2,141,624	$(5,000)

Weighted average shares outstanding of ordinary shares	14,500,000	14,500,000	2,875,000
Basic and diluted net income per common share, ordinary shares	$0.04	$0.15	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	3,000,000	$300	$—	$(3,871,618)	$(3,871,318)

Net income	—	—	—	2,341,980	2,341,980

Balance — March 31, 2021 (unaudited)	3,000,000	300	—	(1,529,638)	(1,529,338)

Net loss	—	—	—	(815,557)	(815,557)

Balance – June 30, 2021 (unaudited)	3,000,000	300	—	(2,345,195)	(2,344,895)

Net income	—	—	—	615,201	615,201

Balance – September 30, 2021 (unaudited)	3,000,000	$300	$—	$(1,729,994)	$(1,729,694)

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — September 8, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of ordinary shares	2,875,000	287	24,713	—	25,000

Net loss	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020 (unaudited)	2,875,000	$287	$24,713	$(5,000)	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from September 8,
		2020
	Nine Months	(Inception)
	Ended	through
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$2,141,624	$(5,000)
Adjustments to reconcile net income to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Founder Shares	—	5,000
Change in fair value of derivative warrant liabilities	(2,779,500)	—
Interest earned on marketable securities held in Trust Account	(17,841)	—
Changes in operating assets and liabilities:
Prepaid expenses	88,669	—
Accounts payable and accrued expenses	94,003	—
Net cash used in operating activities	(473,045)	—

Net Change in Cash	(473,045)	—
Cash – Beginning	1,253,202	—
Cash – Ending	$780,157	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Offering costs paid through promissory note - related party	$—	$58,180

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 14, 2020. On December 17, 2020 the Company consummated the Initial Public Offering of 11,500,000 Units (the “Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000 which is described in Note 4.

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

Following the closing of the Initial Public Offering on December 17, 2020, an amount of $116,150,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.10 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7).

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote its Founder Shares (as defined in Note 6), Representative Shares (as defined in Note 8) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering, the Company improperly valued its ordinary shares subject to possible redemption. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to all ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, all ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of December 31, 2020 (audited)
Ordinary shares subject to possible redemption	$107,278,675	$8,871,325	$116,150,000
Ordinary shares	$388	$(88)	$300
Additional paid-in capital	$6,248,466	$(6,248,466)	$—
Accumulated deficit	$(1,248,847)	$(2,622,771)	$(3,871,618)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(8,871,325)	$(3,871,318)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 1, 2021, and with the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on July 8, 2021 (collectively, the “Form 10-K/A”). The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheet and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earn on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $2,712,986 were incurred, of which $2,697,608 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $15,378 of the offering costs were immediately expensed through the Statement of Operations in connection with the warrant liability.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2021 and December 31, 2020, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Fair Value of Public Warrants at Issuance	(4,427,500)
Class A ordinary shares issuance costs	(2,697,608)
Plus:
Accretion of carrying value to redemption value	8,275,108

Ordinary shares subject to possible redemption	$116,150,000

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a binomial lattice model.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that that total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Warrants, since the average stock price of the Company’s ordinary shares for the three and nine month ended September 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. The warrants are exercisable to purchase 16,950,000 shares of ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the Period
			from September 8,
	Three Months	Nine Months	2020 (Inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020
	Ordinary shares	Ordinary shares	Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income, as adjusted	$615,201	$2,141,624	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	14,500,000	14,500,000	2,875,000
Basic and diluted net income (loss) per ordinary share	$0.04	$0.15	$0.00

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature other than the warrant liabilities (see Note 10).

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one half redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 5,450,000 Private Warrants, at a price of $1.00 per Private Warrant, for an aggregate purchase price of $5,450,000, in a private placement. Each Private Warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 of the Company’s ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares that were subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Administrative Fees

We pay an affiliate of our sponsor and our Chief Executive Officer approximately $7,000 per month for office space and advisory services relating to our search for, and consummation of, an initial Business Combination. We also pay Alberto Pontonio, one of our directors, a fee of approximately $3,000 per month for certain general and administrative services, including office space, utilities and secretarial support, as we may require from time to time. For the three and nine months ended September 30, 2021, management fees incurred and paid to an affiliate of our Sponsor were $21,000 and $56,000, respectively, and administrative fees paid to Alberto Pontonio were $9,000 and $24,000, respectively. For the period from September 8, 2020 (inception) through September 30, 2020, there were no management fees nor administrative fees incurred under these agreements.

NOTE 7. COMMITMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2021, there were 3,000,000 ordinary shares of issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption which are presented as temporary equity.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 9. WARRANTS

As of September 30, 2021, the Company has 5,750,000 and 5,450,000 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

September 30, 2021

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

September 30, 2021

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

At September 30, 2021, assets held in the Trust Account were comprised of $116,169,750 in money market securities. At December 31, 2020, assets held in the Trust Account were comprised of $611 in cash and $116,149,737 in U.S. Treasury securities. From the date of inception through September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at amortized cost on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

				Gross
			Amortized	Holding
Assets:	Held-To-Maturity	Level	Cost	Loss	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 3/18/2021)	1	$116,151,298	$(1,561)	$116,149,737

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Money Market securities held in Trust Account	1	$116,169,750	$—

Liabilities:
Derivative Warrant Liability – Private Placement Warrants	3	$2,670,500	$5,450,000

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the balance sheet. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

The fair value of the Private Placement Warrants was estimated at September 30, 2021 and December 31, 2020 to be $0.49 and $1.00, respectively, using the Binomial Lattice Model option pricing model and the following assumptions:

	September 30,	December 31,
Input	2021	2020
Risk-free interest rate	0.91%	0.41%
Dividend yield	0.00%	0.00%
Implied volatility	10.10%	17.00%
Exercise price	$11.50	$11.50
Market Stock Price	$10.04	$9.78

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the private warrants are performed using the Binomial Lattice Model.

As of September 30, 2021, the aggregate value of the Private Placement Warrants was approximately $2.7 million.

The following table presents the changes in the fair value of warrant liabilities:

Private
Placement
Warrants
Fair value as of December 31, 2020	$5,450,000
Change in valuation inputs or other assumptions	(2,779,500)
Fair value as of September 30, 2021	$2,670,500

Transfers to or from levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ending September 30, 2021.

NOTE 11. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 8, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $615,201, which consists of change in fair value of warrant liability gain of $872,000 and interest earned on marketable securities held in Trust Account of $2,419, offset by formation and operational costs of $259,218.

For the nine months ended September 30, 2021, we had a net income of $2,141,624, which consists of change in fair value of warrant liability gain of $2,779,500 and interest earned on marketable securities held in Trust Account of $17,841, offset by formation and operational costs of $655,717.

For the period from September 8, 2020 (inception) through September 30, 2020, we had a net loss of $5,000, which consists of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $473,045. Net income of $2,141,624 was affected by change in fair value of warrant liability of $2,779,500 interest earned on marketable securities held in Trust Account of $17,841. Changes in operating assets and liabilities provided $182,672 of cash for operating activities.

For the period from September 8, 2020 (inception) through September 30, 2021, cash used in operating activities was $0. Net loss of $5,000 was affected by the formation cost paid by Sponsor in exchange for issuance of founder shares.

As of September 30, 2021, we had marketable securities held in the Trust Account of $116,169,750 (including approximately $17,841 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $780,157. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Revision of Previously Issued Financial Statements

During the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering, the Company improperly valued its ordinary shares subject to possible redemption. As a result, management has noted a reclassification error related to temporary equity and permanent equity. The Company present this revision in a prospective manner in note 2 of this Quarterly Report on Form 10-Q.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Previously Identified Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

Date: November 15, 2021	By:	/s/ Jorge Marcos
	Name:	Jorge Marcos
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Juan Pablo Visoso
	Name:	Juan Pablo Visoso
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)