Form 10-K/A
period 2020-12-31
AMERICAS TECHNOLOGY ACQUISITION CORP.
filed 2022-01-11
CIK 1825254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 3)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39807

AMERICAS TECHNOLOGY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

16400 Dallas Pkwy # 305 Dallas, TX	75248
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 885-8688

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Ordinary Shares, par value $0.0001 per share	ATA	The New York Stock Exchange
Redeemable Warrants, each whole warrant exercisable for one Ordinary Share for $11.50 per share	ATA.WS	The New York Stock Exchange
Units, each consisting of one Ordinary Share and one-half of one Redeemable Warrant	ATA.U	The New York Stock Exchange

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

As of January 11, 2022 there were 14,500,000 Ordinary Shares, par value $0.0001 per share (“Ordinary Shares”), of the registrant issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 3 (this “Amendment No. 3”) to the Annual Report on Form 10-K/A amends Amendment No. 2 the Annual Report on Form 10-K/A of Americas Technology Acquisition Corp. (“we,” “us,” “our,” or the “Company”) for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”), Amendment No. 1 to the Original Filing, as filed with the SEC on July 1, 2021 (“2020 Form 10-K/A No. 1”) and the Amendment No. 2 to the Original Filing, as filed with the SEC on July 8, 2021 (“2020 Form 10-K/A No. 2”).

Background of Restatement

The management of the Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Ordinary Shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on December 17, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Charter. Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata to all Ordinary Shares. This presentation contemplates an initial business combination as the most likely outcome, in which case, all shares share pro rata in the income and losses of the Company.

Therefore, on January 8, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 17, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s 2020 Form 10-K/A No. 2 and (ii) audited financial statements included in the 2020 Form 10-K/A No. 2 (collectively, the “Affected Periods”), should be restated in this Amendment No. 3 as a result of this error. The balance sheet as of December 17, 2020, and the audited financial statements as of and for the period ended December 31, 2020 are restated in Note 2 of this Amendment No. 3. These restatements result in a change in the initial carrying value of the Ordinary Shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Ordinary Shares. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss); however, earnings per share was impacted due to a change in presentation relating to the restatements.

The restatement does not have an impact on its cash position and cash held in the Trust Account established in connection with the IPO (the “Trust Account”).

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments.

We are filing this Amendment No. 3 to amend and restate the 2020 Form 10-K/A No. 2 with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

Part IV, Item 15. Exhibits, Financial Statement Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing, the 2020 Form 10-K/A No. 1 or the 2020 Form 10-K/A No. 2 is being amended or updated by this Amendment No. 3 and, other than as described herein. This Amendment No. 3 does not purport to reflect any information or events subsequent to the Original Filing or the 2020 Form 10-K/A No. 1 and the 2020 Form 10-K/A No. 2. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated December 17, 2020, on Form 8-K. This Amendment No. 3 continues to describe the conditions as of the date of the Original Filing or the 2020 Form 10-K/A No. 1 and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the 2020 Form 10-K/A No. 1. Accordingly, this Amendment No. 3 should be read in conjunction with the Original Filing and the 2020 Form 10-K/A No. 1 and the 2020 Form 10-K/A No. 2.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance; or

●	our financial performance.

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

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●“we,” “us” or “our company” refers to Americas Technology Acquisition Corp., a Cayman Islands exempted company;

●“initial shareholders” refers to the holders of the insider shares, including all of our officers and directors to the extent they hold such shares;

●“insider shares” refers to the 2,875,000 Ordinary Shares held by our initial shareholders prior to our IPO;

●“management” or our “management team” are to our officers and directors;

●“private warrants” refer to the warrants we are selling privately to our sponsor and EarlyBirdCapital upon consummation of our IPO;

●“sponsor” refers to ATAC Limited Partnership, a limited partnership formed under the laws of the state of Delaware; ATAC Holdings LLC is the general partner of our sponsor;

●“Original Filing” refers to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 31, 2021

●	“2020 Form 10-K/A No. 1” refers to Amendment No. 1 to the Original Filing, as filed with the SEC on July 1, 2021;

●	“2020 Form 10-K/A No. 2” refers to Amendment No. 2 to the Original Filing, as filed with the SEC on July 8, 2021

●“US Dollars” and “$” refer to the legal currency of the United States;

●“Companies Law” refers to the Companies Law (2020 Revision) of the Cayman Islands, as the same may be amended from time to time; and

●the term “public shareholders” means the holders of the Ordinary Shares which are being sold as part of the units in our IPO, or “Public Shares,” whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such Public Shares (except that our initial shareholders will not have conversion or tender rights with respect to any Public Shares they own);

PART I

Item 1.	Business

BUSINESS

Overview

We are an early-stage Cayman Islands exempted company structured as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. To date, our efforts have been limited to organizational activities and activities related to our IPO.

Initial Public Offering

On December 17, 2020, we consummated our IPO of 11,500,000 units (the “units”). Each unit consists of one ordinary share of the Company, par value $0.0001 per share and one-half of one warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 5,450,000 private warrants, including 4,905,000 private warrants to our sponsor and 545,000 private warrants to EarlyBirdCapital, Inc. (the “representative”), at a purchase price of $1.00 per private warrant, generating gross proceeds of $5,450,000.

A total of $116,150,000 of the proceeds from the IPO  and the sale of the private warrants, was placed in a The Trust Account (the maintained by Continental Stock Transfer & Trust Company, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jorge Marcos, our Chief Executive Officer, Juan Pablo Visoso, our Chief Financial Officer and Lisa Harris, our Chairman, who have many years of experience investing in ventures and building companies with operations. We must complete our initial business combination by December 17, 2021, 12 months from the closing of our IPO, unless otherwise extended. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, the time available for us to consummate our initial business combination may be extended if our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, deposit into the Trust Account $1,150,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible business combination period of 18 months at a total payment value of $2,300,000 if the underwriters’ over-allotment option is exercised in full. Any such payments would be made in the form of non-interest bearing loans. If our initial business combination is not consummated by December 17, 2021 (or June 17, 2021 if we extend the time period to consummate our initial business combination by the full amount of time), then our existence will terminate, and we will distribute all amounts in the Trust Account.

Initial Business Combination

While we may pursue an initial business combination target in any business, industry or geographical location, since our IPO, we have focused our search on targets operating in the TMT verticals. We leverage the substantial proprietary deal sourcing, investing and operating expertise of our management team and strategic advisors, including their relationships with leading business leaders and entrepreneurs.

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

Sourced on a proprietary basis.   We do not expect to participate in broadly marketed processes, but rather will aim to leverage our extensive network to source a proprietary initial business combination. Notwithstanding the foregoing, we would consider participating in a process that is focused primarily on special purpose acquisition companies, where we would not compete with a conventional IPO or private equity acquisition, or where the target is at the tail end of a strategic process in which other alternatives have been eliminated. We would expect to compete in such processes on the strength of our prior experience in closing business combinations, understanding of the target’s industry, ability to add strategic value, or because our company is most appropriately sized to the target.

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

Members of our management team directly and indirectly own our securities following our IPO, and accordingly, they have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have. Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our Charter provides that, subject to his or her fiduciary duties under Cayman Islands law, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our officers and directors may, under certain circumstances, become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial business combination. We will utilize cash derived from the proceeds of our IPO and the private placement of private warrants, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our IPO and the private placement of private warrants are intended to be applied generally toward effecting a business combination as described in this report, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

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

Our initial shareholders and our officers and directors have agreed (1) to vote any Ordinary Shares owned by them in favor of any proposed business combination, (2) not to convert any Ordinary Shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any Ordinary Shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction, we would need only 4,250,001 of our Public Shares (or approximately 36.96% of our Public Shares) to be voted in favor of the transaction in order to have such transaction approved (assuming the over-allotment option is not exercised, that the initial shareholders do not purchase any units in our IPO or units or shares in the after-market and that the 125,000 representative shares are voted in favor of the transaction).

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or Ordinary Shares in our IPO or from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Charter will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or Public Shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires Public Shares in our IPO or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their Public Shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any Public Shares held by them into their pro rata share of the aggregate amount then on deposit in the Trust Account. The conversion rights will be effected under our Charter and Cayman Islands law as redemptions. If we hold a general meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

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

Our initial shareholders, officers and directors do not have conversion rights with respect to any Ordinary Shares owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in our initial offering or in the aftermarket. Additionally, the holders of the representative shares will not have conversion rights with respect to the representative shares.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using DTC’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the legal holder, and effectively redeemed by us under Cayman Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our Charter, we are required to provide at least 10 days’ advance notice of any general meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their Ordinary Shares into the right to receive a pro rata portion of the funds in the Trust Account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by December 17, 2021 (or June 17, 2021 if we extend the period of time to consummate the business combination by the full amount of time), it will trigger our automatic winding up, liquidation and dissolution pursuant to the terms of our Charter. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, liquidation and dissolution.

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

Each of our initial shareholders and our sponsor has agreed to waive its rights to participate in any liquidation of our Trust Account or other assets with respect to the insider shares and private warrants and to vote their insider shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the Trust Account with respect to our warrants, which will expire worthless. If we are unable to complete an initial business combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, or additional funds deposited in the Trust Account in order to extend the period of time we have to consummate our initial business combination, the initial per-share distribution from the Trust Account would be $10.10.

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

Our sponsor has agreed that, if we liquidate the Trust Account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the Trust Account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the Trust Account and only if such parties have not executed a waiver agreement. We have not asked our sponsor to reserve any amount to satisfy any indemnification obligations that may arise and its only assets are expected to be our securities. Accordingly, we believe it is unlikely that it will be able to satisfy those indemnification obligations if it is required to do so. Accordingly, the actual per-share distribution could be less than $10.10 due to claims of creditors. Additionally, if we are forced to file a bankruptcy or wind-up petition or an involuntary bankruptcy or wind-up petition is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return to our public shareholders at least $10.10 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●our obligation to convert Public Shares held by our public shareholders may reduce the resources available to us for a business combination;

●the NYSE may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●our outstanding warrants and the potential future dilution they represent;

●our obligation to pay EarlyBirdCapital an aggregate fee of 3.5% of the gross proceeds of our IPO upon consummation of our initial business combination pursuant to the business combination marketing agreement, as described under the section titled “Underwriting — Business Combination Marketing Agreement”;

●our obligation to either repay or issue warrants upon conversion of up to $1,000,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●our obligation to register the resale of the insider shares, as well as the private warrants (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

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

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●our expectations around the performance of a prospective target business or businesses may not be realized;

●we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●we may not obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

●we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities;

●Trust Account funds may not be protected against third party claims or bankruptcy;

●we have identified a material weakness in our internal control over financial reporting;

●an active market for our public securities may not develop and you will have limited liquidity and trading;

●the availability to us of funds from interest income on the Trust Account balance may be insufficient to operate our business prior to the business combination;

●our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management; and

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated December 14, 2020, and filed with the SEC on December 16, 2020 and the Q3 Form 10-Q/A filed on January 11, 2022.

In addition, set forth below are certain additional risks relating to the restatement of our previously issued financial statements, as further described in this Amendment.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the temporary equity, the resulting material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

(a)Market Information

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

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)Use of Proceeds from the Initial Public Offering

On December 17, 2020, we consummated our IPO of 11,500,000 units, including 1,500,000 units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one ordinary share and one-half of one redeemable warrant of , with each whole warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds of $115,000,000.  Simultaneously with the closing of the IPO, pursuant to the Private Warrants Purchase Agreements, we completed the private sale of an aggregate of 5,450,000 private warrants, including 4,905,000 private warrants to the sponsor, and 545,000 private warrants to the representative, at a purchase price of $1.00 per private warrant, generating gross proceeds of $5,450,000.

A total of $116,150,000 of the proceeds from our IPO and the sale of the private warrants, was placed in a U.S.-based Trust Account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6.	Reserved

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment No. 3. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Amendment No. 3.

Restatement

In this Amendment No. 3 to the Annual Report on Form 10-K of the Company for the period ended December 31, 2020, we are restating (i) the Post IPO Balance Sheet, as previously revised in the 2020 Form 10-K/A No. 1 and (ii) FY 2020 financial statements as previously revised in the 2020 Form 10-K/A No. 1 and 2020 Form 10K/A No. 2.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the initial public offering on December 17, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the Ordinary Shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of Ordinary Shares share pro rata in the income and losses of our Company.

On January 8, 2022, the Audit Committee concluded, after discussion with the Company’s management, that our previously issued (i) Post IPO Balance Sheet, as previously restated in the 2020 Form 10-K/A No. 1, (ii) FY 2020 Audited Financial Statements as previously restated in the 2020 Form 10-K/A No. 1 and 2020 Form 10-K/A No.2, (iii) Unaudited Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 8, 2021 (“Q1 2021 Financial Statements”) and (iv) Unaudited Financial Statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (“Q2 2021 Financial Statements”), filed with the SEC on August 12, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Post IPO Balance Sheet and the FY 2020 Financial Statements herein and intends to restate the Q1 2021 Financial Statements and the Q2 2021 Financial Statements in the Q3 Form 10-Q/A.

The restatement does not have an impact on our cash position.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 3.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Overview

We are a blank check company incorporated in the Cayman Islands on September 8, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the IPO and the sale of the private warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations (restated)

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the IPO, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on investments held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the period from September 8, 2020 (inception) through December 31, 2020, we had a net loss of $1,248,847, which consisted of interest earned on investments held in the Trust Account of $1,909, offset by operating expenses of $36,378, transaction costs allocable to warrant liabilities of $15,378, and change in warrant liabilities of $1,199,000.

Liquidity and Capital Resources (restated)

On December 17, 2020, we consummated the IPO of 11,500,000 units, at a price of $10.00 per Unit, which included the full exercise by the underwriter of its over-allotment option in the amount of 1,500,000 units, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 5,450,000 private warrants to the sponsor at a price of $1.00 per private warrant generating gross proceeds of $5,450,000.

Following the IPO, the full exercise by the underwriters of their over-allotment option and sale of the private warrants, a total of $116,150,000 was placed in the Trust Account. We incurred $2,712,986 in transaction costs, including $2,300,000 of cash underwriting fees, and $412,986 of other offering costs.

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

We issued an aggregate of 5,450,000 private warrants in connection with our IPO and private placement, which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the private warrants has been estimated using a Binomial Lattice Model at each measurement date.

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 17, 2022.

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

Warrant Liability

We account for the private warrants issued in connection with our IPO in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private warrants as liabilities at their fair value and adjust the private warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the private warrants was estimated using a Binomial Lattice Model.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have Ordinary Shares. Income and losses are shared pro rata between all Ordinary Shares. Net income (loss) per Ordinary Share is computed by dividing net income (loss) by the weighted average number of Ordinary Shares outstanding for the period. Accretion associated with the redeemable Ordinary Shares is excluded from income (loss) per Ordinary Share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December

31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex transactions, which resulted in the restatement of the Company’s financial statements as described in the Explanatory Note to this Amendment, the Certifying Officers concluded that our disclosure controls were not effective as of December 31, 2020. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

In connection with the restatement of our financial statements included in this Amendment, our management, including our principal executive and financial officers, have evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below related to the accounting for complex transactions. Our management, has concluded that our restated audited financial statements included in this Amendment are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Amendment, our management, could not have anticipated the issuance of the SEC Staff Statement, and no internal control procedures could have averted the delay in regulatory filings. We have taken immediate action to restate our accounts due to the misstatements from accounting for complex financial instruments.

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

Management’s Report on Internal Controls Over Financial Reporting

This Amendment No. 3 does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

To remediate this material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●reviewing on an annual basis our executive compensation policies and plans;

●implementing and administering our incentive compensation equity-based remuneration plans;

●assisting management in complying with our proxy statement and annual report disclosure requirements;

●approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●if required, producing a report on executive compensation to be included in our annual proxy statement; and

●reviewing, evaluating and recommending changes, if appropriate, to the remuneration for director

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

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

●identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

●developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee will be governed by a charter that complies with the rules of the NYSE.

Code of Ethics

Prior to the consummation of our IPO, we will have adopted a Code of Ethics applicable to our directors, officers and employees. We will file a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement of which this report is a part. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. See the section of this prospectus entitled “Where You Can Find Additional Information.”

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

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 31, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,500,000 Ordinary Shares, issued and outstanding as of March 30, 2021. The table below does not include the Ordinary Shares underlying the private warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

Approximate
	Number of	Percentage
	Shares	of Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner (1)	Owned	Shares
ATAC Limited Partnership (our sponsor)(2)(3)	2,875,000	20%
Lisa Harris	—	—
Jorge Marcos	—	—
Juan Pablo Visoso	—	—
Alberto Pontonio
Maurizio Angelone	—	—
Antonio Garza	—	—
All directors and executive officers as a group (6 individuals)(2)	2,875,000	20%
Other 5% Stockholders
Aristeia Capital L.L.C. (3)	700,000	4.83%
Hartree Partners, LP (4)	750,000	5.2%

*less than 1%

(1)Unless otherwise noted, the business address of each of the following entities or individuals is 16400 Dallas Pkwy #305, Dallas, TX 75248.

(2)ATAC Holdings LLC is the general partner of our sponsor. ATAC Holdings LLC is controlled by Matthew Mathison, Joseph Drysdale and Jeffrey Brownlow, each of whom is a Managing Partner of Fifth Partners. Consequently, such persons may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Such persons disclaim beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly. Each of our officers and directors and certain of our strategic advisors are members of our sponsor.

(3)According to a Schedule 13G filed on February 16, 2021, Aristeia Capital L.L.C. acquired 700,000 Ordinary Shares. The business address for the reporting persons is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(4)According to Schedule 13G filed on February 12, 2021, Hartree Partners, LP acquired 750,000 Ordinary Shares. The business address for the reporting person is 1185 Avenue of the Americas, New York, NY 10036.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In September 2020, the sponsor paid $25,000 to cover certain offering costs in consideration for 2,875,000 of our Ordinary Shares The founder shares included an aggregate of up to 375,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of founder shares would equal, on an as-converted basis, approximately 20% of our issued and outstanding Ordinary Shares after the IPO (assuming the initial shareholders do not purchase any Public Shares in the IPO and excluding the representative shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no founder shares are currently subject to forfeiture.

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

Prior to the closing of our IPO, our sponsor loaned us $122,465 under an unsecured promissory note, which were used for a portion of the expenses of our IPO. The loans were fully repaid upon the closing of our IPO.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our IPO, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the private warrants, the warrants issuable upon conversion of working capital loans (if any) and the Ordinary Shares issuable upon exercise of the foregoing and upon conversion of the founder shares.

Item 14.	Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from September 8, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $55,385 for the services Withum performed in connection with our IPO and the audit of our December 31, 2020 financial statements included in this Amendment No. 3.

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

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our IPO. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our board of directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Americas Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of the Company as of December 31, 2020, the related statement of operations, changes in shareholders’ equity and cash flows for the period from September 8, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 8, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on March 17, 2022, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

June 30, 2021, except for Note 2 which is dated January 11, 2022

AMERICAS TECHNOLOGY ACQUISITION CORP.

BALANCE SHEET (As Restated)

DECEMBER 31, 2020

(AS RESTATED - SEE NOTE 2)

ASSETS
Current assets
Cash	$1,253,202
Prepaid expenses	331,863
Total Current Assets	1,585,065

Cash and investments held in Trust Account	116,151,909
TOTAL ASSETS	$117,736,974

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities - accrued expenses	$8,292
Derivative warrant liabilities	5,450,000
Total liabilities	5,458,292

Commitments and Contingencies

Ordinary Shares subject to possible redemption, 11,500,000 shares at a redemption value of $10.10 per share	116,150,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—
Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,000,000 shares issued and outstanding(excluding 11,500,000 shares subject to possible redemption)	300
Additional paid-in capital	—
Accumulated deficit	(3,871,618)
Total Shareholders’ Deficit	(3,871,318)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$117,736,974

The accompanying notes are an integral part of the financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

Formation and operating costs	$36,378
Loss from operations	(36,378)

Other income (loss):
Change in fair value of warrant liabilities	(1,199,000)
Transaction costs allocable to warrant liabilities	(15,378)
Interest earned on investments held in Trust Account	1,909

Net Loss	$(1,248,847)

Weighted average shares outstanding of Ordinary Shares	13,806,452
Basic and diluted net loss per share, Ordinary Shares	$(0.09)

The accompanying notes are an integral part of these financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

			Additional		Total
	Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — September 8, 2020 (inception)	—	$—	$—	$—	$—

Issuance of ordinary shares to Sponsor	2,875,000	287	24,713	—	25,000

Fair value of Public Warrants at issuance			4,427,500	—	4,427,000

Contribution in excess of fair value of private warrants	—	—	1,199,000	—	1,199,000

Issuance of Representative Shares	125,000	13	1,124	—	1,137

Accretion of Ordinary Shares to redemption value			(5,652,337)	(2,622,771)	(8,275,108)

Net loss	—	—	—	(1,248,847)	(1,243,847)
Balance – December 31, 2020	3,000,000	$300	$—	$(3,871,618)	$(3,871,318)

The accompanying notes are an integral part of these financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – SEE NOTE 2)

Cash Flows from Operating Activities:
Net loss	$(1,248,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of founder shares	5,000
Change in fair value of warrant liabilities	1,199,000
Transaction costs allocable to warrant liabilities	15,378
Interest earned on investments held in Trust Account	(1,909)
Changes in operating assets and liabilities:
Prepaid expenses	(331,863)
Accrued expenses	8,292
Net cash used in operating activities	$(354,949)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	$(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Warrants	5,450,000
Proceeds from promissory note - related party	38,496
Repayment of promissory note - related party	(122,465)
Payments of offering costs	(307,880)
Net cash provided by financing activities	$117,758,151

Net Change in Cash	1,253,202
Cash - Beginning of period	—
Cash - Ending of period	$1,253,202

Non-Cash Investing and Financing Activities:
Payment of offering costs by Sponsor in exchange for issuance of Ordinary Shares	$25,000
Payment of offering costs through promissory note	$78,969
Issuance of Representative Shares	$1,137

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,450,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to the Sponsor and EarlyBirdCapital, Inc (“EarlyBirdCapital”), generating gross proceeds of $5,450,000, which is described in Note 5.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote its Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 7) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Initial Shareholders have agreed (a) to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Charter (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares.

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

NOTES TO FINANCIAL STATEMENTS

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that it has sufficient working capital outside of the Trust Account and access to funds required to complete a Business Combination prior to March 17, 2022 but there can be no assurance that such a transaction will be completed. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 17, 2022.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In preparation of the Company’s unaudited condensed financial statements for the quarter ended September 30, 2021, the Company concluded that it should restate its previously issued financial statements to classify all redeemable ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses pro rata between the ordinary shares. This presentation contemplates a Business Combination as the most likely outcome. As a result, the Company restated its previously filed financial statements to present all redeemable ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on December 17, 2020 (the “Post-IPO Balance Sheet”) and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on July 1, 2021 and amendment No. 2 to this Form 10-K as filed with the SEC on July 8, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

issued audited financial statements covering the periods through December 31, 2020. The Company’s unaudited financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in an amendment to the Company’s Form 10-Q for the quarterly period ended September 30, 2021 to be filed with the SEC.

Impact of the Restatement

The impact of the restatement on the Post IPO Balance Sheet as of December 17, 2020 is presented below.

	As Previously
	Restated in
	10-K/A
Balance Sheet as of	Amendment
December 17, 2020	No.2	Adjustment	As Restated
Ordinary shares subject to redemption	108,507,147	7,642,853	116,150,000
Ordinary Shares	376	(76)	300
Additional paid-in capital	$5,020,006	$(5,020,006)	$—
Accumulated deficit	(20,378)	(2,622,771)	(2,643,149)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(7,642,853)	$(2,642,849)

Number of shares subject to possible redemption	10,743,282	756,718	11,500,000

The impact of the restatement on audited Balance Sheet as of December 31, 2020 is presented below.

	As Previously
	Restated in
	10-K/A
Balance Sheet as of	Amendment
December 31, 2020	No.2	Adjustment	As Restated
Ordinary shares subject to redemption	107,278,675	8,871,325	116,150,000
Ordinary Shares	388	(88)	300
Additional paid-in capital	$6,248,466	$(6,248,466)	$—
Retained earnings (Accumulated deficit)	$(1,248,847)	$(2,622,771)	$(3,871,618)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(8,871,325)	$(3,871,318)

Number of shares subject to possible redemption	10,621,651	878,349	11,500,000

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the period ended December 31, 2020:

	As Previously
	Restated in
	10-K/A
Statement of Operations for the	Amendment
period from September 8, 2020 (inception) to December 31, 2020	No.2	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Redeemable ordinary shares subject to possible redemption	11,500,000	(11,500,000)	—
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	2,630,330	(2,630,330)	—
Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$(0.47)	$0.47	$—
Basic and diluted weighted average shares outstanding, ordinary shares	—	13,806,452	13,806,452
Basic and diluted net loss per share, ordinary shares	$—	$(0.09)	$(0.09)

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The impact of the restatement on the audited Statement of Shareholders’ Equity (Deficit) is presented below:

	As Previously
	Restated in
	10-K/A
Statement of Shareholders’ Deficit for the	Amendment
period September 8, 2020 (inception) to December 31, 2020	No.2	Adjustment	As Restated
Sale of 11,500,000 Units, net of underwriter discounts and offering expenses	$112,302,392	$(112,302,392)	$—
Initial value of ordinary shares subject to possible redemption	$(109,901,446)	$109,901,446	$—
Accretion for ordinary shares to redemption amount	$—	$(8,275,108)	$(8,275,108)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(8,871,325)	$(3,871,318)

The impact of the restatement to the previously reported as restated statement of cash flows for the period ended December 31, 2020, is presented below:

Statement of Cash Flows for the
year ended December 31, 2020	As Reported	Adjustment	As Restated
Initial value of ordinary shares subject to possible redemption	$108,507,147	$(108,507,147)	$—
Change in value of ordinary shares subject to possible redemption	$1,228,472	(1,228,472)	—

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Warrant Liabilities

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

				Gross
			Amortized	Holding
Assets:	Held-To-Maturity	Level	Cost	Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Matured on 3/18/2021)[1]	1	$116,151,298	$(1,562)	$116,149,737

(1)	The U.S Treasury Securities within the Trust Account were reinvested in U.S Treasury Securities that matured on June 17, 2021 and then subsequently reinvested into a Treasury Only Money Market Fund.

Liabilities:	Warrant Liabilities	Level	December 31, 2020
	Private Placement Warrants	3	$5,450,000

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The key inputs into the Binomial Lattice Model for the Private Placement Warrants were as follows at initial measurement:

	December 17,
	2020 (Initial	December 31,
Input	Measurement)	2020
Risk-free interest rate	0.43%	0.41%
Dividend yield	0.00%	0.00%
Implied volatility	15.10%	17.00%
Exercise price	$11.50	$11.50
Market Stock Price	$9.61	$9.78

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

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 14, 2020, by and between the Company and EarlyBirdCapital, Inc. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities (1)
10.1	Promissory Note, dated September 29, 2020, issued to ATA Limited Partnership (3)
10.2	Letter Agreement, dated December 14, by and among the Company, its officers, its directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated December 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated December 14, 2020, by and among the Company, the Sponsor and the investors party thereto. (1)
10.5	A Warrant Subscription Agreement, dated December 14, 2020 by and between the Company and ATAC Limited Partnership. (1)
10.6	A Warrant Subscription Agreement, dated December 14, 2020 by and between the Company and EarlyBirdCapital, Inc. (1)
10.7	A Business Combination Marketing Agreement, dated December 14, 2020 by and between the Company and EarlyBirdCapital, Inc. (1)
10.8	Stock Escrow Agreement, date December 14, 2020 by and between the Company, the Sponsor and Continental Stock Transfer & Trust Company.(1)
10.9	Advisory Agreement, dated December 14, 2020, by and between the Company and Fifth Partners, LLC. (1)
10.10	Form of Indemnity Agreement (2)
14.1	Form of Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).*
*	Filed herewith

**Furnished herewith

(1)	Incorporated by reference to the Company’s Form 10-K/A (Amendment No.1), filed with the SEC on July 1, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed on December 18, 2020.
(3)	Incorporated by reference to the Company’s S-1/A, filed on December 10, 2020.
(4)	Incorporated by reference to the Company’s S-1, filed on November 20, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 11, 2022	Americas Technology Acquisition Corp.

	By:	/s/ Jorge Marcos
	Name:	Jorge Marcos
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jorge Marcos	Chief Executive Officer	January 11, 2022
Jorge Marcos	(Principal Executive Officer)

/s/ Juan Pablo Visoso	Chief Financial Officer	January 11, 2022
Juan Pablo Visoso	(Principal Financial and Accounting Officer)

/s/ Lisa Harris	Chairman	January 11, 2022
Lisa Harris

/s/ Alberto Pontonio	Director	January 11, 2022
Alberto Pontonio

/s/ Maurizio Angelone	Director	January 11, 2022
Maurizio Angelone

/s/ Royce Wilson	Director	January 11, 2022
Royce Wilson

/s/ Antonio Garza	Director	January 11, 2022
Antonio Garza