Form 10-Q/A
period 2021-09-30
AMERICAS TECHNOLOGY ACQUISITION CORP.
filed 2022-01-11
CIK 1825254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of January 11, 2022, there were 14,500,000 ordinary shares, $0.0001 par value, issued and outstanding.

AMERICAS TECHNOLOGY ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30,2021 and for the Period from September 8, 2020 (Inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and for the Period from September 8, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the Period from September 8, 2020 (Inception) through September 30, 2020	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	30

i

EXPLANATORY NOTE

Americas Technology Acquisition Corp., Inc. (the “Company,” “ATAC,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2021 (the “Original Quarterly Report”).

Background of Restatement

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on December 17, 2020. Historically, a portion of the Public Shares were classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated memorandum and Articles of Association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata to its ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, ordinary shares share pro rata in the income and losses of the Company.

On January 8, 2022, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) unaudited interim financial statements as of and for the quarterly period ended March 31, 2021 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on July 8, 2021; and (ii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 (the “Q2 2021 Financial Statements”) included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the Company’s financial statements for the Affected Periods in this Form 10-Q/A.

The restatement does not have an impact on the Company’s cash position or Investments held in Trust Account.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On January 10, 2022, the Company filed a Current Report on Form 8-K disclosing the Audit Committee’s conclusion that the unaudited interim financial statements for the Affected Periods should no longer be relied upon.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Original Quarterly Report, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$780,157	$1,253,202
Prepaid expenses	243,194	331,863
Total Current Assets	1,023,351	1,585,065

Investments held in Trust Account	116,169,750	116,151,909
TOTAL ASSETS	$117,193,101	$117,736,974

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities - accounts payable and accrued expenses	$102,295	$8,292
Derivative Warrant liabilities	2,670,500	5,450,000
Total Liabilities	2,772,795	5,458,292

Commitments and Contingencies

Ordinary Shares subject to possible redemption, 11,500,000 shares at a redemption value of $10.10 per share as of September 30, 2021 and December 31, 2020	116,150,000	116,150,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,000,000 shares issued and outstanding(excluding 11,500,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020	300	300
Additional paid-in capital	—	—
Accumulated deficit	(1,729,994)	(3,871,618)
Total Shareholders’ Deficit	(1,729,694)	(3,871,318)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$117,193,101	$117,736,974

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
			September 8,
			2020
			(Inception)
	Three Months Ended	Nine Months Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020
General and administrative expenses	$259,218	$655,717	$5,000
Loss from operations	(259,218)	(655,717)	(5,000)

Other income:
Change in fair value of derivative warrant liabilities	872,000	2,779,500	—
Interest earned on investments held in Trust Account	2,419	17,841	—
Total other income, net	874,419	2,797,341	—

Net income (loss)	$615,201	$2,141,624	$(5,000)

Weighted average shares outstanding of ordinary shares	14,500,000	14,500,000	2,875,000
Basic and diluted net income per share, ordinary shares	$0.04	$0.15	$0.00

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020, as restated	3,000,000	$300	$—	$(3,871,618)	$(3,871,318)

Net income	—	—	—	2,341,980	2,341,980

Balance — March 31, 2021 (unaudited), as restated	3,000,000	300	—	(1,529,638)	(1,529,338)

Net loss	—	—	—	(815,557)	(815,557)

Balance – June 30, 2021 (unaudited), as restated	3,000,000	300	—	(2,345,195)	(2,344,895)

Net income	—	—	—	615,201	615,201

Balance – September 30, 2021 (unaudited)	3,000,000	$300	$—	$(1,729,994)	$(1,729,694)

FOR THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — September 8, 2020 (Inception)	—	$—	$—	$—	$—

Issuance of ordinary shares	2,875,000	287	24,713	—	25,000

Net loss	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020 (unaudited)	2,875,000	$287	$24,713	$(5,000)	$20,000

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

The Company will have until March 17, 2022 to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by March 17, 2022, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (until June 17, 2022 to complete a Business Combination (the “Combination Period”)). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $1,150,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three month extension.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 17, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 17, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by March 17, 2022.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering, the Company improperly valued its ordinary shares subject to possible redemption. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.10 per ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to all ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, all ordinary shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Restated
Condensed Balance Sheet as of March 31, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$109,620,661	$6,529,339	$116,150,000
Ordinary shares	$365	$(65)	$300
Additional paid-in capital	$3,906,503	$(3,905,503)	$—
Accumulated deficit	$1,093,133	$(2,622,771)	$(1,529,638)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(6,529,339)	$(1,529,338)

Number of Shares subject to possible redemption	10,853,531	646,469	11,500,000

Condensed Balance Sheet as of June 30, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$108,805,104	7,344,896	116,150,000
Ordinary shares	$373	(73)	300
Additional paid-in capital	$4,722,052	(4,722,052)	—
Accumulated deficit	$277,576	(2,622,771)	(2,345,195)
Total Shareholders' Equity (Deficit)	$5,000,001	(7,344,896)	(2,344,895)

Number of Shares subject to possible redemption	10,772,783	727,217	11,500,000

Condensed Statement of Operations for the Three Months ended March 31, 2021 (Unaudited)
Weighted average shares outstanding of redeemable ordinary shares	$11,500,000	$(11,500,000)	$—
Weighted average shares outstanding of non-redeemable ordinary shares	$3,000,000	$(3,000,000)	$—
Basic and diluted net income per share, non-redeemable ordinary shares	$0.78	$(0.78)	$—
Weighted average shares outstanding, ordinary shares	$—	$14,500,000	$14,500,000
Basic and diluted net income per ordinary share, ordinary shares	$—	$0.16	$0.16

Condensed Statement of Operations for the Three Months ended June 30, 2021 (Unaudited)
Weighted average shares outstanding of redeemable ordinary shares	$11,500,000	$(11,500,000)	$—
Weighted average shares outstanding of non-redeemable ordinary shares	$3,000,000	$(3,000,000)	$—
Basic and diluted net income per share, non-redeemable ordinary shares	$(0.27)	$0.27	$—
Weighted average shares outstanding, ordinary shares	$—	$14,500,000	$14,500,000
Basic and diluted net loss per ordinary share, ordinary shares	$—	$(0.06)	$(0.06)

Condensed Statement of Operations for the Six Months ended June 30, 2021 (Unaudited)
Weighted average shares outstanding of redeemable ordinary shares	$11,500,000	$(11,500,000)	$—
Weighted average shares outstanding of non-redeemable ordinary shares	$3,000,000	$(3,000,000)	$—
Basic and diluted net income per share, non-redeemable ordinary shares	$0.50	$(0.50)	$—
Weighted average shares outstanding, ordinary shares	$—	$14,500,000	$14,500,000
Basic and diluted net income per ordinary share, ordinary shares	$—	$0.11	$0.11

Condensed Statement of Changes in Shareholder's Equity Three Months ended March 31, 2021 (unaudited)
Change in value of Ordinary Shares ordinary shares subject to possible redemption	$(2,341,986)	$2,341,986	$—
Total shareholders' equity (deficit)	$5,000,001	$(6,529,339)	$(1,529,338)

Condensed Statement of Changes in Shareholder's Equity Three Months ended June 30, 2021 (unaudited)
Change in value of Ordinary Shares ordinary shares subject to possible redemption	$815,557	$(815,557)	$—
Total shareholders' equity (deficit)	$5,000,001	(7,344,896)	(2,344,895)

Condensed Statement of Cash Flows Three Months ended March 31, 2021 (Unaudited)
Change in value of Ordinary Shares ordinary shares subject to possible redemption	$2,341,986	$(2,341,986)	$—

Condensed Statement of Cash Flows Six Months ended June 30, 2021 (Unaudited)
Change in value of Ordinary Shares ordinary shares subject to possible redemption	$1,526,429	$(1,526,429)	$—

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

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the ordinary shares issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $2,712,986 were incurred, of which $2,697,608 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $15,378 of the offering costs were immediately expensed through the Statement of Operations in connection with the warrant liability.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata to the ordinary shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Amended Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 17, 2020, December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly classified our ordinary shares subject to possible redemption. We previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

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

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata between the ordinary shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Restatement of Previously Issued Financial Statements

During the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering, the Company improperly valued its ordinary shares subject to possible redemption. As a result, management has noted a reclassification error related to temporary equity and permanent equity. The Company present this restatement in a prospective manner in note 2 of this Quarterly Report on Form 10-Q/A.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. Our internal control over financial reporting did not result in the proper accounting of the Company’s accounting for complex financial instruments, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the Company’s accounting for complex financial instruments, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on December 14, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, other than disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on December 14, 2020 and Amendment No. 3 to our annual report on Form 10-K/A filed with the SEC on January 11, 2022.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

In connection with the preparation of our financial statements as of September 30, 2021, we concluded we were appropriate to restate the presentation of Ordinary Shares subject to possible redemption to reflect its Public Shares within temporary equity after determining the Public Shares redemption feature is not solely within our control. As part of such process, we identified a material weakness in its internal controls over financial reporting related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result of the foregoing. We cannot assure you that the measures it has taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

Date: January 11, 2022	By:	/s/ Jorge Marcos
	Name:	Jorge Marcos
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 11, 2022	By:	/s/ Juan Pablo Visoso
	Name:	Juan Pablo Visoso
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)