Form 10-K
period 2021-12-31
AMERICAS TECHNOLOGY ACQUISITION CORP.
filed 2022-03-31
CIK 1825254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the ordinary shares on June 30, 2021, as reported on The New York Stock Exchange was $116,250,000.

As of March 28, 2022, there were 14,500,000 ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Unless otherwise stated in this Report (as defined below), references to:

●“2020 Annual Report” are to our Annual Report for fiscal year end December 31, 2020 as filed on Form 10-K with the SEC (as defined below) on March 31, 2021, and as amended on July 1, 2021, July 8, 2021 and on January 11, 2022;
●“board of directors,” “board” or “directors” are to the board of directors and of the Company comprised of the directors named in this Report;

●“Companies Law” refers to the Companies Law (2020 Revision) of the Cayman Islands, as the same may be amended from time to time;
●“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below);
●“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●“insider shares” refers to the 2,875,000 Ordinary Shares held by our initial shareholders prior to our IPO;
●“initial shareholders” refers to the holders of the insider shares, including all of our officers and directors to the extent they hold such shares;
●“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●“IPO” are to the initial public offering that was consummated by the Company on December 17, 2020;
●“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●“NYSE” are to the New York Stock Exchange;
●“Ordinary Shares” are to the ordinary shares of the Company, par value $0.0001 per share;
●“management” or our “management team” are to our officers and directors;
●“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●“private warrants” refer to the warrants we are selling privately to our sponsor and EarlyBirdCapital upon consummation of our IPO;
●“public shareholders” means the holders of the Ordinary Shares which are being sold as part of the units in our IPO, or
●“Public Shares,” whether they are purchased in the public offering or in the aftermarket, including any of our initial shareholders to the extent that they purchase such Public Shares (except that our initial shareholders will not have conversion or tender rights with respect to any Public Shares they own);
●“public warrants” refer to the warrants sold as part of the units we sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market;
●“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on November 20, 2020, as amended, and declared effective on December 14, 2020 (File No. 333-250841);
●“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●“SEC” are to the U.S. Securities and Exchange Commission;
●“Securities Act” are to the Securities Act of 1933, as amended;
●“sponsor” refers to ATAC Limited Partnership, a limited partnership formed under the laws of the state of Delaware; ATAC Holdings LLC is the general partner of our sponsor;
●“TMT” are to telecommunications;
●“Trust Account” are to the trust account in which an amount of $116,150,000 ($10.10 per unit) from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;
●“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;
●“US Dollars” and “$” refer to the legal currency of the United States;
●“warrants” are to our redeemable public warrants and the private warrants;
●“we,” “us” or “our company” refers to Americas Technology Acquisition Corp., a Cayman Islands exempted company; and
●“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I

Item 1.	Business.

Overview

We are a Cayman Islands exempted company structured as a blank check company for the purpose of effecting an initial business combination. To date, our efforts have been limited to organizational activities and activities related to our IPO.

Initial Public Offering

On December 17, 2020, we consummated our IPO of 11,500,000 units. Each unit consists of one ordinary share of the Company, par value $0.0001 per share and one-half of one warrant of the Company, with each whole warrant entitling the holder thereof to purchase one ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $115,000,000.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 5,450,000 private warrants, including 4,905,000 private warrants to our Sponsors and 545,000 private warrants to EarlyBirdCapital, Inc., at a purchase price of $1.00 per private warrant, generating gross proceeds of $5,450,000.

A total of $116,150,000 of the proceeds from the IPO and the sale of the private warrants, was placed in the Trust Account maintained by Continental acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jorge Marcos, our Chief Executive Officer, Juan Pablo Visoso, our Chief Financial Officer and Lisa Harris, our Chairman, who have many years of experience investing in ventures and building companies with operations. We must complete our initial business combination by December 17, 2021, 12 months from the closing of our IPO, unless otherwise extended. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, the time available for us to consummate our initial business combination may be extended if our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, deposit into the Trust Account $1,150,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline, for each of the available three month extensions providing a total possible business combination period of 18 months at a total payment value of $2,300,000 if the underwriters’ over-allotment option is exercised in full. Any such payments would be made in the form of non-interest bearing loans. On December 13, 2021, we issued an unsecured promissory note in an amount of $1,150,000 the sponsor, representing $0.10 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by three months from March 17, 2022 to June 17, 2022. The sum of $1,150,000 was reflected in the Trust Account in January 2022. On March 11, 2022, an aggregate of $1,150,000 was deposited by our sponsor to the Trust Account, representing $0.10 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by three months from March 17, 2022 to June 17, 2022. In connection with this payment, we issued an unsecured promissory note to the sponsor having a principal amount equal to the amount the sponsor deposited into our Trust Account. In connection with this payment, if our initial business combination is not consummated by June 17, 2022, then our existence will terminate, and we will distribute all amounts in the Trust Account.

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

Our officers and directors may, under certain circumstances, become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

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

Having exercised two full extensions, we have until June 17, 2022 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period and unless otherwise extended pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, we will redeem 100% of our issued and outstanding Public Shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.10 per public share (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

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

We chose our net tangible asset threshold of $5,000,001 as described above to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until June 17, 2022 in order to be able to receive a pro rata share of the Trust Account.

Our initial shareholders and our officers and directors have agreed (1) to vote any Ordinary Shares owned by them in favor of any proposed business combination, (2) not to convert any Ordinary Shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any Ordinary Shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction, we would need only 4,250,001 of our Public Shares (or approximately 36.96% of our Public Shares) to be voted in favor of the transaction in order to have such transaction approved (assuming the 125,000 representative shares are voted in favor of the transaction).

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

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using DTC’s DWAC at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the legal holder, and effectively redeemed by us under Cayman Islands law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under our Charter, we are required to provide at least 10 days’ advance notice of any general meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise conversion rights. As a result, if we require public shareholders who wish to convert their Ordinary Shares into the right to receive a pro rata portion of the funds in the Trust Account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

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

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination by June 17, 2022, it will trigger our automatic winding up, liquidation and dissolution pursuant to the terms of our Charter. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, liquidation and dissolution.

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

Competition

In identifying, evaluating and selecting a target business, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

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
●our obligation to pay EarlyBirdCapital an aggregate fee of 3.5% of the gross proceeds of our IPO upon consummation of our initial business combination pursuant to the business combination marketing agreement;

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

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period varies based on the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

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

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2021. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in the JOBS Act and will remain an emerging growth company for up to five years, until December 17, 2025. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.0 billion or revenues exceed $1.07 billion, or the market value of our Ordinary Shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Item 1A.	Risk Factors.

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
●we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;
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
●there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;
●changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;
●we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive a fee under the business combination marketing agreement that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;
●we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;
●changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;
●the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;
●resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;
●if the funds held outside of our trust account are insufficient to allow us to operate until at least June 17, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;
●our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by June 17, 2022; and
●our ability to identify a target and to consummate a business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated December 14, 2020, and filed with the SEC on December 16, 2020, the Form 10-K/A filed on July 1, 2021 and the Q3 Form 10-Q/A filed on January 11, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

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

Item 3.	Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our units, Ordinary Shares and warrants are each traded on the New York Stock Exchange under the symbols “ATA.U,” “ATA” and “ATA.WS, respectively. Our units commenced public trading on December 15, 2020, and our Ordinary Shares and warrants commenced public trading separately on January 28, 2021.

(b)	Holders

On March 28, 2022, there was 1 holder of record of our units, 22 holders of record of our Ordinary Shares and 3 holders of record of our warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 8, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $1,962,680, which consisted of interest earned on marketable securities held in the Trust Account of $21,899 and change in fair value of warrant liabilities of $3,057,450, offset by general and administrative expenses of $1,116,669.

For the period from September 8, 2020 (inception) through December 31, 2020, we had a net loss of $1,248,847, which consisted of general and administrative expenses of $36,378, transaction costs allocable to warrant liabilities of $15,378 and change in fair value of warrant liabilities of $1,199,000, offset by interest earned on marketable securities held in the Trust Account of $1,909.

Liquidity and Capital Resources

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

For the year ended December 31, 2021, net cash used in operating activities was $618,033. Net income of $1,962,680 was affected by interest earned on marketable securities of $21,899 and change in fair value of warrant liabilities of $3,057,450. Changes in operating assets and liabilities generated $498,636 of cash from operating activities.

For the period from September 8, 2020 (inception) through December 31, 2020, net cash used in operating activities was $354,949. Net loss of $1,248,847 was affected by formation costs paid by Sponsor in exchange for issuance of Founder Shares of $5,000, change in fair value of warrant liabilities of $1,199,000, transaction costs associated with the IPO of $15,378, and interest earned on marketable securities held in the Trust Account of $1,909. Changes in operating assets and liabilities used $323,571 of cash from operating activities.

As of December 31, 2021, we had marketable securities held in the Trust Account of $116,173,808 (including approximately $23,808 of interest income) consisting of U.S. treasury bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $635,169. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the private warrants.

We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through June 17, 2022, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These conditions raise substantial doubt about our ability to continue as a going concern.

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 5,450,000 private warrants in connection with our IPO and private placement, which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the private placement warrants has been estimated using a Binomial Lattice Model at each measurement date.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 17, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 17, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a fee under our business combination marketing agreement of $0.20 per Unit, or $2,300,000 in the aggregate. The fee under our business combination marketing agreement will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

The Company has engaged EarlyBirdCapital, the underwriter in the IPO, as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of its initial business combination in an amount equal to 3.5% of the gross proceeds of the IPO (exclusive of any applicable finder’s fees which might become payable).

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

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Ordinary Shares (including Ordinary Shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Ordinary Shares are classified as shareholders’ equity. Our Ordinary Shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Ordinary Shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity" ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weakness determination, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Lisa Harris	61	Chairman of the Board
Jorge Marcos	37	Chief Executive Officer
Juan Pablo Visoso	44	Chief Financial Officer
Alberto Pontonio	55	Director
Maurizio Angelone	56	Director
Royce “Ed” Wilson	65	Director
Antonio Garza	63	Director

The experience of our directors and executive officers is as follows:

Lisa Harris, Chairman of our board of directors since November 2020, has over 35 years of experience in banking, investments, real estate, energy and private equity. She founded Align Capital, LLC in May 2016 and serves as its Managing Partner. Align Capital has investments in technology, energy, banking and financial services, franchise, operating companies, and distressed debt. She currently serves on the boards of several privately held companies, including Worlds.io and ClearBlade, Inc. From December 2013 to May 2016, Ms. Harris was Managing Partner in Cielo Private Equity where she led the firm through a successful investment in and subsequent sale of Gravitant, Inc. to IBM. Ms. Harris also managed and participated as an investor in technology, energy and real estate debt funds for Cielo Private Equity. In addition, since 2000, she has managed the family office investment portfolio of ARH Family Partnership, which holds commercial real estate, early stage capital in young companies, and numerous other investments in the U.S., Canada, and the U.K. She began her career with Bank One in the Corporate Banking division, in which she spent nearly two decades successfully managing a team of commercial lenders, working in transactions across several industries, including technology, real estate, energy and corporate lending. In 2018, Ms. Harris joined the Advisory Council to The Elders, an organization founded by Nelson Mandela to bring together independent global leaders working together for peace and human rights. Ms. Harris received her B.B.A. degree from the University of Texas at Austin. Ms. Harris is well-qualified to serve on our Board due to her extensive experience in the banking, investments, real estate, energy and private equity.

Jorge Marcos, our Chief Executive Officer since inception, has spent more than ten years in various operational, investing and capital markets roles including investment banking, risk management, corporate development and capital allocation at public and private companies. He has been serving as a Partner at Fifth Partners, LLC (“Fifth Partners”) since January 2016. While at Fifth Partners, he led a rollup of US onshore oilfield services companies after the 2016 oil downturn, acquiring and integrating several companies with operations across four states from 2016 through 2019, and served as Principal at Arch Energy Partners, LLC from August 2019 through December 2020. He also assists Fifth’s network companies in various capacities in order to fulfill business development, merger and acquisition and operational needs. Mr. Marcos was an investor at Arias Resource Capital Management, a natural resource investment firm that deployed institutional and sovereign capital in natural resource projects throughout the Americas, and led the development functions within several portfolio companies and operations, mainly in project finance and strategic planning. Mr. Marcos began his finance career as an investment banking analyst at J.P. Morgan’s Latin America Merger and Acquisition group in New York in September 2008, working in transactions across several industries, including telecom, financials, energy, natural resources, and real estate in Brazil, Mexico, Chile, Venezuela and Argentina. From October 2010 to October 2011, he worked at J.P. Morgan’s derivatives desk, where he structured and sold derivatives to corporate clients to help them manage financing, operational, and investment exposure to interest rate, commodity and financial exchange risks. Mr. Marcos earned a B.S. degree and an M.S. degree in Mechanical Engineering from Stanford University, and an MBA from the Stanford Graduate School of Business.

Juan Pablo Visoso, our Chief Financial Officer since inception, has over 20 years of experience in private equity, finance and corporate law, primarily in mergers and acquisitions, portfolio management, banking and securities. He has been serving as a Managing Director of Riverstone Holdings since November 2021. Prior to that, he was a Partner to SMPS Legal, a Mexico based law firm. From

March 2008 to July 2019, he served as general counsel, partner, and then managing director at Nexxus Capital, a Mexican-based private equity manager. During his time at Nexxus, he played a leading role raising a $550 million private equity fund in Mexico and the US, led the sourcing, negotiation and/or closing of over 15 mid-market transactions, led investment team assessing value through an in-depth due diligence process, refinanced debt to reduce cost of financing through bank negotiation, developed value creation plan and helped select management team to run the operation, conducted business reviews with senior management to track business performance and make strategic and operational adjustments as needed, and was member of Nexxus Board of Directors participating in the direction of its strategic decisions. While at Nexxus, Mr. Visoso had an active participation on multiple initial public offerings. Mr. Visoso’s work has also significantly impacted the wider private equity community, having participated in a lobbying group to the Mexican Treasury that led to the establishment of a framework allowing for private equity to accept pension investment. Prior to joining Nexxus, Mr. Visoso worked at the Mexican office of White & Case from 1999 to 2004 and from 2006 to 2008 specializing in merger and acquisitions and securities law. Mr. Visoso has a degree in law from the Escuela Libre de Derecho and an MBA from Austin McCombs School of Business at the University of Texas at Austin.

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

Royce “Ed” Wilson, one of our directors since December 14, 2021, is a modern media executive who has been serving as the Executive Chairman and CEO of Dreamcatcher Media, LLC since January 2011. Dreamcatcher Media owns Dreamcatcher Broadcasting, a television group comprised of several stations: WNEP, an affiliate of ABC serving Wilkes Barre, PA; WTKR, a CBS affiliate serving Norfolk, VA; and previously WGNT, an affiliate of CW serving Norfolk, VA., which was sold to Nexstar Broadcasting in 2019. In March 2020, Mr. Wilson was named Executive Chairman of CoxReps and Gamut which is owned by the Apollo Investment Corp. Mr. Wilson has also been serving as an active partner at Whisper Advisors, a strategic advisory firm that counsels companies from early stage startups to established global firms in media, e-commerce, technology, and consumer products since 2017. Prior to that, from January 2014 to December 2018, Mr. Wilson was a partner at New Form Digital, a studio that develops and produces scripted content for global digital platforms and linear networks, and which was created in partnership with Brian Grazer, Ron Howard, Craig Jacobson, Jim Wiatt and Discovery Communications. New Form Digital was sold to Team Whistle in 2018 where Mr. Wilson serves as a Board Observer. He served as Executive Chairman of Timeline Labs, a big-data social intelligence network from 2011 to 2015) and successfully guided the company to an acquisition by SeaChange International, Inc. (Nasdaq: SEAC), a TV software-services company. Prior to these recent endeavors, Mr. Wilson was President of Tribune Broadcasting and Chief Revenue Officer of The Tribune Company from 2008 to 2011. Earlier in his career, Mr. Wilson held top-level executive roles with various media and entertainment companies, including as the President of FOX Television Network from 2004 to 2008, founder and President of NBC Enterprises from 2000 to 2004, and founder, President and Chief Operating Officer of CBS Enterprises from 1996 to 2000. Mr. Wilson received a Bachelor’s Degree in Business Administration and Finance from the University of Arkansas at Fayatteville. He currently serves as member of the Advisory Board at Walton Business School at The University of Arkansas. He also served on the Boards of the USO and San Diego Zoo; and as a member of the Board of Trustees for Southern Methodist University, the Executive Board of the Cox School of Business and Meadows School of the Arts at Southern Methodist University. He received a distinguished Alum recognition from the University of Arkansas and was inducted into the Arkansas Entertainment Hall of Fame. Mr. Wilson is well-qualified to serve on our Board due to his extensive experience in the media industry.

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

In addition, we must certify to the NYSE that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Messrs. Angelone, Wilson and Garza each qualify as an “audit committee financial expert,” as defined under rules and regulations of the SEC and has accounting or related financial management expertise.

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

Code of Ethics

Prior to the consummation of our IPO, we will have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the Registration Statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 28, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●all our executive officers and directors as a group.

In the table below, percentage ownership is based on 14,500,000 Ordinary Shares, issued and outstanding as of March 28, 2022. The table below does not include the Ordinary Shares underlying the private warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them.

Approximate
	Number of	Percentage
	Shares	of Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner (1)	Owned	Shares
ATAC Limited Partnership (our sponsor)(2)	2,875,000	20%
Lisa Harris	—	—
Jorge Marcos	—	—
Juan Pablo Visoso	—	—
Alberto Pontonio
Maurizio Angelone	—	—
Antonio Garza	—	—
All directors and executive officers as a group (6 individuals)(2)	2,875,000	20%
Other 5% Shareholders
Shaolin Capital Management LLC (3)	979,314	6.8%

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

(3)According to Schedule 13G filed on February 11, 2022,Shaolin Capital Management LLC acquired 979,314 Ordinary Shares. The business address for the reporting person is 7610 NE 4th Court, Suite 104 Miami FL 33138.

Securities Authorized for Issuance under Equity Compensation Plans

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

After our IPO, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the private warrants, the warrants issuable upon conversion of working capital loans (if any) and the Ordinary Shares issuable upon exercise of the foregoing and upon conversion of the founder shares.

On December 15, 2021, we issued a press release announcing that our sponsor has requested that we extend the date by which we have to consummate our initial business combination to March 17, 2022. In connection with this extension, on December 13, 2021, we issued an unsecured promissory note to the sponsor having a principal amount equal to the amount the sponsor will deposit into our trust account. On January 10, 2022, an aggregate of $1,150,000 was deposited by our sponsor into the trust account, representing $0.10 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by three months from December 17, 2021 to March 17, 2022. On March 11, 2022, an aggregate of $1,150,000 was deposited by our sponsor into the Trust Account, representing $0.10 per public share, which enabled us to extend the period of time we have to consummate our initial business combination by three months from March 17, 2022 to June 17, 2022. In connection with this payment, we issued an additional unsecured promissory note to the sponsor having a principal amount equal to the amount the sponsor deposited into our Trust Account. Each of the notes bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which our initial business combination is consummated and (ii) the date of our liquidation. In the event an initial business combination is consummated, the note may be repaid, at the sponsor's discretion, (i) in cash or (ii) for up to $1,150,000 of the notes in warrants exercisable for our ordinary shares, based on a conversion price of $1.00 per warrant. The terms of any such warrants shall be identical to the terms of the private placement warrants, and the holder of any such warrants shall be entitled to certain demand and piggyback registration rights.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Angelone, Wilson and Garza are “independent directors” as defined in the NYSE listing standards and applicable SEC rules and Mr. Pontonio is an “independent director” as defined in the NYSE listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present. We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Item 14.	Principal Accountant Fees and Services.

Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $106,335 and $55,385 respectively, for the services Withum performed in connection with our IPO and the audit of our December 31, 2021, 2020 financial statements included in this Report and other required SEC filings.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2021 and for the period from September 8, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15.	Exhibit and Financial Statement Schedules.
(a)	The following documents are filed as part of this Form 10-K:

(1)Financial Statements:

(2)Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

AMERICAS TECHNOLOGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Americas Technology Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Americas Technology Acquisition Corp. as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for year ended December 31, 2021 and the period from September 8, 2020 (Inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 8, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 17, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID Number 100

AMERICAS TECHNOLOGY ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$635,169	$1,253,202
Prepaid expenses	170,000	331,863
Due from Sponsor – reimbursable expenses	4,175	—
Total Current Assets	809,344	1,585,065

Marketable securities held in Trust Account	116,173,808	116,151,909
TOTAL ASSETS	$116,983,152	$117,736,974

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$349,240	$8,292
Total Current Liabilities	349,240	8,292

Warrant liabilities	2,392,550	5,450,000
Total Liabilities	2,741,790	5,458,292

Commitments and Contingencies

Ordinary Shares subject to possible redemption, $0.0001 par value; 11,500,000 shares at a redemption value of $10.10 per share as of December 31, 2021 and 2020	116,150,000	116,150,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 3,000,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of December 31, 2021 and 2020	300	300
Additional paid-in capital	—	—
Accumulated deficit	(1,908,938)	(3,871,618)
Total Shareholders’ Deficit	(1,908,638)	(3,871,318)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$116,983,152	$117,736,974

The accompanying notes are an integral part of the financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP

STATEMENTS OF OPERATIONS

		For the
		Period from
		September 8,
		2020
		(inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
General and administrative expenses	$1,116,669	$36,378
Loss from operations	(1,116,669)	(36,378)

Other income (expense):
Change in fair value of warrant liabilities	3,057,450	(1,199,000)
Transaction costs allocable to warrant liabilities	—	(15,378)
Interest earned on marketable securities held in Trust Account	21,899	1,909
Total other income (expense), net	3,079,349	(1,212,469)

Net income (loss)	$1,962,680	$(1,248,847)

Weighted average shares outstanding, ordinary shares	14,500,000	13,806,452

Basic and diluted net income (loss) per share, ordinary shares	$0.14	$(0.09)

The accompanying notes are an integral part of these financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM SEPTEMBER 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — September 8, 2020 (inception)	—	$—	$—	$—	$—

Ordinary shares issued to Sponsor	2,875,000	287	24,713	—	25,000

Accretion of ordinary shares to redemption value	—	—	(5,652,337)	(2,622,771)	(8,275,108)

Fair value of Public Placement Warrants at issuance	—	—	4,427,500	—	4,427,500

Sale of 5,450,000 Private Placement Warrants	—	—	1,199,000	—	1,199,000

Issuance of Representative Shares	125,000	13	1,124	—	1,137

Net loss	—	—	—	(1,248,847)	(1,248,847)

Balance – December 31, 2020	3,000,000	300	$—	(3,871,618)	(3,871,318)

Net income	—	—	—	1,962,680	1,962,680

Balance – December 31, 2021	3,000,000	$300	$—	$(1,908,938)	$(1,908,638)

The accompanying notes are an integral part of these financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the
		Period from
		September 8,
	Year	2020 (inception)
	Ended	Through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,962,680	$(1,248,847)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Change in fair value of warrant liabilities	(3,057,450)	1,199,000
Transaction costs allocable to warrant liabilities	—	15,378
Interest earned on investments held in Trust Account	(21,899)	(1,909)
Changes in operating assets and liabilities:
Prepaid expenses	161,863	(331,863)
Due from Sponsor	(4,175)	—
Accrued expenses	340,948	8,292
Net cash used in operating activities	(618,033)	(354,949)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,150,000)
Net cash used in investing activities	—	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Warrants	—	5,450,000
Proceeds from promissory note - related party	—	38,496
Repayment of promissory note - related party	—	(122,465)
Payments of offering costs	—	(307,880)
Net cash provided by financing activities	—	117,758,151

Net Change in Cash	(618,033)	1,253,202
Cash - Beginning of period	1,253,202	—
Cash - End of period	$635,169	$1,253,202

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$—	$25,000
Issuance of Representative Shares	$—	$1,137
Offering costs paid through promissory note - related party	$—	$78,969

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,450,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to ATAC Limited Partnership, (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $5,450,000, which is described in Note 4.

Transaction costs amounted to $2,712,986, consisting of $2,300,000 in cash underwriting fees, net of reimbursement, and $412,986 of other offering costs, of which $2,697,608 was charged to equity and $15,378 was expensed through the statements of operations.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (less any taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.10 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by any cash fees the Company will pay to the underwriters (as discussed in Note 6).

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote its Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 8) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company initially had until December 17, 2021 to complete a Business Combination. However, if the Company anticipated that it would not be able to consummate a Business Combination by December 17, 2021, the Company could extend the period of time to consummate a Business Combination up to two times, each by an additional three months (until June 17, 2022, to complete a Business Combination (the “Combination Period”)). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $1,150,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three-month extension. On December 13, 2021, the Company extended the period of time it had to consummate a Business Combination by three months from December 17, 2021 to March 17, 2022. A further three-month extension was granted on March 11, 2022, resulting in a liquidation date of June 17, 2022.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 17, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 17, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 17, 2022.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earn on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At December 31, 2021 and 2020, the ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Fair Value of Public Warrants at issuance	(4,427,500)
Class A ordinary shares issuance costs	(2,697,608)
Plus:
Accretion of carrying value to redemption value	8,275,108

Ordinary shares subject to possible redemption	$116,150,000

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Private Placement Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Placement Warrants as liabilities at their fair value and adjusts the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants for periods where no observable traded price was available are valued using a binomial lattice model.

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $2,712,986 were incurred, of which $2,697,608 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $15,378 of the offering costs were immediately expensed through the Statements of operations in connection with the warrant liability.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company's management does not expect that that total amount of unrecognized tax benefits will materially change over the next twelve months.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Warrants, since the average stock price of the Company’s ordinary shares for the year ended December 31, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,350,000 shares of ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

		For the Period from
		September 8, 2020
	Year Ended	(inception) through
	December 31,	December 31,
	2021	2020
	Ordinary Shares	Ordinary Shares
Numerator:
Allocation of net income (loss), as adjusted	$1,962,680	$(1,248,847)
Denominator:
Basic and diluted weighted average shares outstanding	14,500,000	13,806,452

Basic and diluted net income (loss) per ordinary share	$0.14	$(0.09)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note 9).

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — PUBLIC OFFERING

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

NOTES TO FINANCIAL STATEMENTS

NOTE 5 — RELATED PARTY TRANSACTIONS

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (until June 17, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,150,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three-month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. On December 13, 2021, promissory note (the “New Note”) related to the deposit in Trust of $1,150,000 required to satisfy the extension to March 17, 2022 was issued and an aggregate of $1,150,000 was deposited into the Trust Account on January 10, 2022. The New Note is non-interest bearing and payable upon consummation of the Company's initial Business Combination. At the lender's discretion, the New Note may be repayable in warrants of the post Business Combination entity at a price of $1.00 per warrant. At December 31, 2021, there were no amounts outstanding under the New Note.

On March 11, 2022, an aggregate of $1,150,000 was deposited by the Sponsor into the Trust Account, representing $0.10 per Public Share, which enabled the Company to extend the period of time it has to consummate a Business Combination by three months from March 17, 2022 to June 17, 2022. In connection with this payment, the Company issued an unsecured promissory note to the Sponsor having a principal amount equal to the amount the Sponsor deposited into the Trust Account of $1,150,000.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Administrative Fees

The Company pays an affiliate of its sponsor and its Chief Executive Officer approximately $7,000 per month for office space and advisory services relating to our search for, and consummation of, an initial Business Combination. The Company also pays Alberto Pontonio, one of its directors, a fee of approximately $3,000 per month for certain general and administrative services, including office space, utilities and secretarial support, as may be required from time to time. For the year ended December 31, 2021, management fees incurred and paid to an affiliate of our Sponsor were $77,000 and administrative fees paid to Alberto Pontonio were $33,000. For the period from September 8, 2020 (inception) through December 31, 2020, there were no management fees nor administrative fees incurred under these agreements.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States of America, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Registration Rights

Pursuant to a registration rights agreement entered into on December 17, 2020, the holders of the Founder Shares, Representative Shares, Private Warrants and underlying ordinary shares and any securities issued upon conversion of Working Capital Loans or extension loans will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Representative Shares, the Private Warrants (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything herein to the contrary, EarlyBirdCapital and/or its designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the registration statement for our IPO. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares are to be released from escrow. The holders of a majority of the Private Warrants or warrants issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans or extension loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything herein to the contrary, EarlyBirdCapital and/or its designees may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the registration statement, which incorporates the prospectus. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters and the underwriters exercised the option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

Upon the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate.

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

Legal Fees

As of December 31, 2021, the Company incurred legal fees of $446,686. These fees will only become due and payable upon the consummation of a Business Combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31,2021 and 2020, there were no preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 3,000,000 ordinary shares of issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption which are presented as temporary equity.

NOTE 8 — WARRANTS

As of December 31, 2021 and 2020, the Company has 5,750,000 and 5,450,000 Public Warrants and Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2021, assets held in the Trust Account were comprised of $116,173,808 in money market securities. At December 31, 2020, assets held in the Trust Account were comprised of $611 in cash and $116,149,737 in U.S. Treasury securities. From the date of inception through December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$116,173,808

Liabilities:
Warrant Liabilities – Private Placement Warrants	3	$2,392,550

The gross holding loss and fair value of held-to-maturity securities at December 31, 2020 are as follows:

				Gross
			Amortized	Holding
		Level	Cost	Loss	Fair Value
Assets:
Held-To-Maturity Investments	U.S. Treasury Securities (Mature on 3/18/2021)	1	$116,151,298	$(1,562)	$116,149,737

Liabilities:
Private Placement Warrants	Private Placement Warrants	3	$—	$—	$5,450,000

The Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the balance sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

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

The fair value of the Private Placement Warrants was estimated at December 31, 2021 and 2020 to be $0.44 and $1.00, respectively, using the Binomial Lattice Model option pricing model and the following assumptions:

	December 31,	December 31,
Input	2021	2020
Risk-free interest rate	1.14%	0.41%
Dividend yield	0.00%	0.00%
Implied volatility	9.1%	17.00%
Exercise price	$11.50	$11.50
Market Stock Price	$10.13	$9.78

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the private warrants are performed using the Binomial Lattice Model.

As of December 31, 2021, the aggregate value of the Private Placement Warrants was approximately $2.4 million.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

The following table presents the change in the fair value of warrant liabilities:

Private
Placement
Warrants
Fair value as of September 8, 2020 (inception)	$—
Initial measurement on December 17, 2020 (IPO)	4,251,000
Change in valuation inputs or other assumptions	1,199,000
Fair value as of December 31, 2020	5,450,000
Change in valuation inputs or other assumptions	(3,057,450)
Fair value as of December 31, 2021	$2,392,550

Transfers to or from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended December 31, 2021 and 2020.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in the financial statements.

On January 10, 2022, in connection with the New Note issued on December 13, 2021, an aggregate of $1,150,000 was deposited by the Sponsor into the Trust Account, representing $0.10 per Public Share, which enabled the Company to extend the period of time it has to consummate a Business Combination by three months from December 17, 2021 to March 17, 2022.

On March 11, 2022, an aggregate of $1,150,000 was deposited by the Sponsor into the Trust Account, representing $0.10 per Public Share, which enabled the Company to extend the period of time it has to consummate a Business Combination by three months from March 17, 2022 to June 17, 2022. In connection with this payment, the Company issued an unsecured promissory note to the Sponsor having a principal amount equal to the amount the Sponsor deposited into the Trust Account of $1,150,000.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 14, 2020, by and between the Company and EarlyBirdCapital, Inc. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated December 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities. (1)
10.1	Promissory Note, dated September 29, 2020, issued to ATA Limited Partnership. (3)
10.2	Letter Agreement, dated December 14, by and among the Company, its officers, its directors and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated December 14, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated December 14, 2020, by and among the Company, the Sponsor and the investors party thereto. (1)
10.5	A Warrant Subscription Agreement, dated December 14, 2020 by and between the Company and ATAC Limited Partnership. (1)
10.6	A Warrant Subscription Agreement, dated December 14, 2020 by and between the Company and EarlyBirdCapital, Inc. (1)
10.7	A Business Combination Marketing Agreement, dated December 14, 2020 by and between the Company and EarlyBirdCapital, Inc. (1)
10.8	Stock Escrow Agreement, date December 14, 2020 by and between the Company, the Sponsor and Continental Stock Transfer & Trust Company.(1)
10.9	Advisory Agreement, dated December 14, 2020, by and between the Company and Fifth Partners, LLC. (1)
10.10	Form of Indemnity Agreement. (2)
10.11	Promissory Note, dated December 13, 2021, issued by Americas Technology Acquisition Corp. to ATAC Limited Partnership. (5)
10.12	Promissory Note, dated March 14, 2022, issued by Americas Technology Acquisition Corp. to ATAC Limited Partnership. (6)
14.1	Form of Code of Ethics. (2)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and contained in Exhibit 101).*
*	Filed herewith

**Furnished herewith

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K/A (Amendment No.1), filed with the SEC on July 1, 2021.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 18, 2020.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed on December 10, 2020.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on November 20, 2020.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 15, 2021.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 14, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022	Americas Technology Acquisition Corp.

	By:	/s/ Jorge Marcos
	Name:	Jorge Marcos
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jorge Marcos	Chief Executive Officer	March 30, 2022
Jorge Marcos	(Principal Executive Officer)

/s/ Juan Pablo Visoso	Chief Financial Officer	March 30, 2022
Juan Pablo Visoso	(Principal Financial and Accounting Officer)

/s/ Lisa Harris	Chairman	March 30, 2022
Lisa Harris

/s/ Alberto Pontonio	Director	March 30, 2022
Alberto Pontonio

/s/ Maurizio Angelone	Director	March 30, 2022
Maurizio Angelone

/s/ Royce “Ed” Wilson	Director	March 30, 2022
Royce “Ed” Wilson

/s/ Antonio Garza	Director	March 30, 2022
Antonio Garza