Form 10-Q
period 2022-03-31
AMERICAS TECHNOLOGY ACQUISITION CORP.
filed 2022-05-16
CIK 1825254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 6, 2022, there were 14,500,000 ordinary shares, $0.0001 par value, issued and outstanding.

AMERICAS TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$510,506	$635,169
Prepaid expenses	120,000	170,000
Due from Sponsor – reimbursable expenses	10,375	4,175
Total Current Assets	640,881	809,344

Marketable securities held in Trust Account	118,476,689	116,173,808
TOTAL ASSETS	$119,117,570	$116,983,152

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$542,150	$349,240
Promissory note – related party	2,300,000	—
Total Current Liabilities	2,842,150	349,240
Warrant liabilities	596,775	2,392,550
Total Liabilities	3,438,925	2,741,790

Commitments and Contingencies

Ordinary shares subject to possible redemption, $0.0001 par value; 11,500,000 shares at a redemption value of $10.30 per share as of March 31, 2022 and $10.10 per shares as of December 31, 2021	118,450,000	116,150,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,000,000 shares issued and outstanding(excluding 11,500,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	300	300
Additional paid-in capital	—	—
Accumulated deficit	(2,771,655)	(1,908,938)
Total Shareholders’ Deficit	(2,771,355)	(1,908,638)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$119,117,570	$116,983,152

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2022	2021
General and administrative expenses	$361,373	$125,318
Loss from operations	(361,373)	(125,318)

Other income:
Change in fair value of derivative warrant liabilities	1,795,775	2,452,500
Interest earned on investments held in Trust Account	2,881	14,798
Total other income	1,798,656	2,467,298

Net income	$1,437,283	$2,341,980

Weighted average shares outstanding of ordinary shares	14,500,000	14,500,000
Basic and diluted net income per common share, ordinary shares	$0.10	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	3,000,000	$300	$—	$(1,908,938)	$(1,908,638)

Accretion of ordinary shares to redemption value	—	—	—	(2,300,000)	(2,300,000)
Net income	—	—	—	1,437,283	1,437,283

Balance — March 31, 2022	3,000,000	$300	$—	$(2,771,655)	$(2,771,355)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	3,000,000	300	$—	(3,871,618)	(3,871,318)

Net income	—	—	—	2,341,980	2,341,980

Balance – March 31, 2021	3,000,000	$300	$—	$(1,529,638)	$(1,529,338)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,437,283	$2,341,980
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(1,795,775)	(2,452,500)
Interest earned on marketable securities held in Trust Account	(2,881)	(14,798)
Changes in operating assets and liabilities:
Prepaid expenses	50,000	46,070
Accounts payable and accrued expenses	192,910	15,208
Deferred consulting fee payable	(6,200)	—
Net cash used in operating activities	(124,663)	(64,040)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,300,000)	—
Net cash used in investing activities	(2,300,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	2,300,000	—
Net cash provided by financing activities	2,300,000	—

Net Change in Cash	(124,663)	(64,040)
Cash – Beginning	635,169	1,253,202
Cash – Ending	$510,506	$1,189,162

Non-cash investing and financing activities:
Accretion of ordinary shares subject to possible redemption	$2,300,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

The Company initially had until December 17, 2021 to complete a Business Combination. However, if the Company anticipated that it would not be able to consummate a Business Combination by December 17, 2021, the Company could extend the period of time to consummate a Business Combination up to two times, each by an additional three months (until June 17, 2022, to complete a Business Combination (the “Combination Period”)). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $1,150,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three-month extension. On December 13, 2021, the Company extended the period of time it had to consummate a Business Combination by three months from December 17, 2021 to March 17, 2022. An additional three-month extension was granted on March 11, 2022, further extending the Combination Period to June 17, 2022.

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

March 31, 2022

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earn on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At March 31, 2022 and December 31, 2021, the ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Fair Value of Public Warrants at issuance	(4,427,500)
Ordinary shares issuance costs	(2,697,608)
Plus:
Accretion of carrying value to redemption value	8,275,108
Ordinary shares subject to possible redemption, December 31, 2021	116,150,000
Plus:
Accretion of carrying value to redemption value	2,300,000
Ordinary shares subject to possible redemption, March 31, 2022	$118,450,000

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice model.

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $2,712,986 were incurred, of which $2,697,608 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $15,378 of the offering costs were immediately expensed through the Statements of operations in connection with the warrant liability.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata to the shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Warrants, since the average stock price of the Company’s ordinary shares for the period ended March 31, 2022 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,350,000 shares of ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
	Ordinary Shares	Ordinary Shares
Numerator:
Allocation of net income, as adjusted	$1,437,283	$2,341,980
Denominator:
Basic and diluted weighted average shares outstanding	14,500,000	14,500,000
Basic and diluted net income per ordinary share	$0.10	$0.16

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815. Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one-half ordinary share and one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share (see Note 8).

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 2,875,000 ordinary shares of the Company (the “Founder Shares”). The Founder Shares included an aggregate of up to 375,000 shares that were subject to forfeiture. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Related Party Extension Loans – Convertible Promissory Note

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (until June 17, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,150,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three-month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. On December 13, 2021, promissory note (the “New Note”) related to the deposit in Trust of $1,150,000 required to satisfy the extension to March 17, 2022 was issued and an aggregate of $1,150,000 was deposited into the Trust Account on January 10, 2022. The New Note is non-interest bearing and payable upon consummation of the Company's initial Business Combination. At the lender's discretion, the New Note may be repayable in warrants upon closing of the Business Combination at a price of $1.00 per warrant. At March 31, 2022 and December 31, 2021, there were $1,150,000 and $0 outstanding under the New Note, respectively.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

On March 14, 2022, an aggregate of $1,150,000 was deposited by the Sponsor into the Trust Account, representing $0.10 per Public Share, which enabled the Company to extend the period of time it has to consummate a Business Combination by three months from March 17, 2022 to June 17, 2022. In connection with this payment, the Company issued an unsecured promissory note (the “Second Note”) to the Sponsor having a principal amount equal to the amount the Sponsor deposited into the Trust Account of $1,150,000. At the lender's discretion, the Second Note may be repayable in warrants upon the closing of the Business Combination at a price of $1.00 per warrant. At March 31, 2022 and December 31, 2021, there were $1,150,000 and $0 outstanding under the Second Note, respectively.

The New Note and Second Note were valued using the fair value method. The fair value of the note as of March 31, 2022 was $2,300,000, which was the par value of the notes as such no changes in fair value were recognized during the three months ended March 31, 2022.

Administrative Fees

The Company pays an affiliate of its Sponsor and its Chief Executive Officer approximately $7,000 per month for office space and advisory services relating to our search for, and consummation of, an initial Business Combination. The Company also pays Alberto Pontonio, one of its directors, a fee of approximately $3,000 per month for certain general and administrative services, including office space, utilities and secretarial support, as may be required from time to time. For the three months ended March 31, 2022 and 2021, management fees incurred and paid to an affiliate of our Sponsor were $21,000 and $21,000 and administrative fees paid to Alberto Pontonio were $9,000 and $9,000 of which, $6,000 and $3,000 were included in accrued expenses in the accompanying balance sheet as of March 31, 2022 and 2021, respectively.

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

Registration Rights

Pursuant to a registration rights agreement entered into on December 17, 2020, the holders of the Founder Shares (as defined in Note 8), Representative Shares, Private Warrants and underlying ordinary shares and any securities issued upon conversion of Working Capital Loans or extension loans will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Representative Shares, the Private Warrants (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding anything herein to the contrary, EarlyBirdCapital and/or

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

its designees may only make a demand registration (i) on one occasion and (ii) during the five year period beginning on the effective date of the registration statement for our Initial Public Offering. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares are to be released from escrow. The holders of a majority of the Private Warrants or warrants issued to the Sponsor, officers, directors or their affiliates in payment of Working Capital Loans or extension loans made to the Company (in each case, including the underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. Notwithstanding anything herein to the contrary, EarlyBirdCapital and/or its designees may participate in a “piggy-back” registration only during the seven year period beginning on the effective date of the registration statement, which incorporates the prospectus. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Legal Fees

As of March 31, 2022, the Company incurred legal fees of $606,094. These fees will only become due and payable upon the consummation of a Business Combination. These fees are not recorded as of March 31, 2022.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 3,000,000 ordinary shares of issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption which are presented as temporary equity.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 8 — WARRANTS

As of March 31, 2022 and December 31, 2021, the Company has 5,750,000 and 5,450,000 Public Warrants and Private Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

March 31, 2022

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

At March 31, 2022, assets held in the Trust Account were comprised of $118,476,689 in money market securities. At December 31, 2021, assets held in the Trust Account were comprised of $116,173,808 in money market securities. From the date of inception through March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$118,476,689	$116,173,808

Liabilities:
Warrant Liabilities – Private Placement Warrants	3	$596,775	$2,392,550

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative warrant liabilities on the balance sheets. The derivative warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

Level 3 financial liabilities consist of the Private Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The fair value of the Private Warrants was estimated at March 31, 2022 and December 31, 2021 to be $0.11 and $0.44, respectively, using the Binomial Lattice Model option pricing model and the following assumptions:

	March 31,	December 31,
Input	2022	2021
Risk-free interest rate	2.42%	1.14%
Dividend yield	0.00%	0.00%
Implied volatility	2.2%	9.1%
Exercise price	$11.50	$11.50
Market Stock Price	$10.28	$10.13

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Private Warrants are performed using the Binomial Lattice Model.

As of March 31, 2022, the aggregate value of the Private Warrants was approximately $0.6 million.

The following table presents the change in the fair value of warrant liabilities:

Private
Placement
Warrants
Fair value as of January 1, 2022	$2,392,550
Change in valuation inputs or other assumptions	(1,795,775)
Fair value as of March 31, 2022	$596,775

Transfers to or from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the years ended March 31, 2022 and December 31, 2021. There were no transfers made during the three months ended March 31, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 8, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the initial public offering (“Initial Public Offering”), described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (“Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. In the pursuit of a business combination with a target, we may agree to cover certain expenses of a target in connection with such business combination. We do not expect these expenses to be material.

For the three months ended March 31, 2022, we had a net income of $1,437,283, which consisted of interest earned on marketable securities held in the Trust Account of $2,881 and change in fair value of warrant liabilities of $1,795,775, offset by general and administrative expenses of $361,373.

For the three months ended March 31, 2021, we had a net income of $2,341,980, which consisted of interest earned on marketable securities held in the Trust Account of $14,798 and change in fair value of warrant liabilities of $2,452,500, offset by general and administrative expenses of $125,318.

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

For the three months ended March 31, 2022, net cash used in operating activities was $124,663. Net income of $1,437,283 was affected by interest earned on marketable securities of $2,881 and change in fair value of warrant liabilities of $1,795,775. Changes in operating assets and liabilities generated $236,710 of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $64,040. Net income of $2,341,980 was affected by interest earned on marketable securities of $14,798 and change in fair value of warrant liabilities of $2,452,500. Changes in operating assets and liabilities generated $61,278 of cash from operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $118,476,689 (including $26,689 of interest income) consisting of U.S. treasury bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $510,506. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through June 17, 2022, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company has engaged EarlyBirdCapital, Inc. (“EarlyBirdCapital”), the underwriter in the Initial Public Offering, as an advisor in connection with its Business Combination to assist in holding meetings with the Company shareholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination, assist in obtaining shareholder approval for the Business Combination and assist with press releases and public filings in connection with a Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering (exclusive of any applicable finder’s fees which might become payable).

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has one class of shares, which are referred to ordinary shares. Income and losses are shared pro rata between the ordinary shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income (loss) per ordinary share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current the accounting principles generally accepted in the United States of America (“GAAP”). ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on December 14, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, other than disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on December 14, 2020, Amendment No. 3 to our annual report on Form 10-K/A filed with the SEC on January 11, 2022, Amendment No.1 to our quarterly report on Form 10-Q/A filed with the SEC on January 11, 2022 and annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments and, potentially, foreign jurisdictions. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in revised form, may increase the costs and time needed to negotiate and complete an initial business combination or impair our ability to complete an initial business combination.

Military conflict in Ukraine could make it more difficult for us to consummate a business combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination partner and consummate a business combination on acceptable commercial terms or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

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

**      Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS TECHNOLOGY ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Jorge Marcos
	Name:	Jorge Marcos
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Juan Pablo Visoso
	Name:	Juan Pablo Visoso
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)