Form 10-Q
period 2022-06-30
AMERICAS TECHNOLOGY ACQUISITION CORP.
filed 2022-08-15
CIK 1825254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 7,137,658 ordinary shares, $0.0001 par value, issued and outstanding.

AMERICAS TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$168,660	$635,169
Prepaid expenses	122,500	170,000
Due from Sponsor – reimbursable expenses	15,525	4,175
Total Current Assets	306,685	809,344

Cash and marketable securities held in Trust Account	43,080,851	116,173,808
TOTAL ASSETS	$43,387,536	$116,983,152

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$917,133	$349,240
Promissory note – related party	2,713,766	—
Total Current Liabilities	3,630,899	349,240
Warrant liabilities	327,000	2,392,550
Total Liabilities	3,957,899	2,741,790

Commitments and Contingencies

Ordinary shares subject to possible redemption, $0.0001 par value; 4,137,658 and 11,500,000 shares at a redemption value of $10.41 and $10.10 per share as of June 30, 2022 and December 31, 2021, respectively.	43,080,851	116,150,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,000,000 shares issued and outstanding (excluding 4,137,658 and 11,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021, respectively.	300	300
Additional paid-in capital	—	—
Accumulated deficit	(3,651,514)	(1,908,938)
Total Shareholders’ Deficit	(3,651,214)	(1,908,638)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$43,387,536	$116,983,152

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
General and administrative expenses	$709,179	$271,181	$1,070,552	$396,499
Loss from operations	(709,179)	(271,181)	(1,070,552)	(396,499)

Other income (loss):
Change in fair value of derivative warrant liabilities	269,775	(545,000)	2,065,550	1,907,500
Interest earned on investments held in Trust Account	99,960	624	102,841	15,422
Unrealized loss on investments	(11,792)	—	(11,792)	—
Total other income (expense), net	357,943	(544,376)	2,156,599	1,922,922

Net income (loss)	$(351,236)	$(815,557)	$1,086,047	$1,526,423

Weighted average shares outstanding, Ordinary shares	10,656,072	14,500,000	13,849,185	14,500,000
Basic and diluted net income (loss) per share, Ordinary shares	$(0.03)	$(0.06)	$0.08	$0.11

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	3,000,000	$300	$—	$(1,908,938)	$(1,908,638)

Accretion of Ordinary Shares to redemption value	—	—	—	(2,300,000)	(2,300,000)

Net income	—	—	—	1,437,283	1,437,283

Balance — March 31, 2022	3,000,000	$300	$—	$(2,771,655)	$(2,771,355)

Accretion of Ordinary Shares to redemption value	—	—	—	(528,623)	(528,623)

Net loss	—	—	—	(351,236)	(351,236)

Balance – June 30, 2022	3,000,000	$300	$—	$(3,651,514)	$(3,651,214)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	3,000,000	300	$—	(3,871,618)	(3,871,318)

Net income	—	—	—	2,341,980	2,341,980

Balance – March 31, 2021	3,000,000	$300	$—	$(1,529,638)	$(1,529,338)

Net loss	—	—	—	(815,557)	(815,557)

Balance – June 30, 2021	3,000,000	$300	$—	$(2,345,195)	$(2,344,895)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,086,047	$1,526,423
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,065,550)	(1,907,500)
Interest earned on cash and marketable securities held in Trust Account	(102,841)	(15,422)
Unrealized gain/loss on cash and marketable securities held in Trust Account	11,792	—
Changes in operating assets and liabilities:
Prepaid expenses	47,500	96,070
Accounts payable and accrued expenses	567,893	65,891
Deferred consulting fee payable	(11,350)	—
Net cash used in operating activities	(466,509)	(234,538)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,713,766)	—
Cash withdrawn from Trust Account in connection with redemption	75,897,772
Net cash provided by investing activities	73,184,006	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	2,713,766	—
Redemption of ordinary shares	(75,897,772)
Net cash used in financing activities	(73,184,006)	—

Net Change in Cash	(466,509)	(234,538)
Cash – Beginning	635,169	1,253,202
Cash – Ending	$168,660	$1,018,664

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The Company has three subsidiaries: Americas Technology Acquisition Holdings Inc, a direct, wholly owned subsidiary of the Company incorporated in Delaware on May 2, 2022 (“Pubco”), Americas Technology Company Merger Sub, Inc., an indirect, wholly owned subsidiary of the Company incorporated in Delaware on May 2, 2022 (“Company Merger Sub”) and Americas Technology Company Purchaser Merger Sub, Inc., an indirect, wholly owned subsidiary of the Company incorporated in Delaware on May 2, 2022 (“Purchaser Merger Sub,” and together with Company Merger Sub, the “Merger Subs”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account (as defined below).

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

On June 14, 2021, the Company held a shareholder meeting to extend the Combination Period from June 17, 2022 to December 17, 2022. As part of the meeting, shareholders exercised their right to redeem 7,362,342 ordinary shares for an aggregate cash balance of $75,897,772 and approved the extension amendment extending the date by which the Company must consummate its initial Business Combination from June 17, 2022 to December 17, 2022. Pursuant to the extension amendment and the Third Note (as defined below in Note 5), on June 16, 2022, the Sponsor deposited $413,766 (or $0.10 per Public Share that was not redeemed) into the Company’s Trust Account and thereby extended the Combination Period from June 17, 2022 to September 17, 2022. In order to further extend the Combination Period from September 17, 2022, an additional $137,922 (or $0.033 per Public Share that was not redeemed) will be deposited into the Company’s Trust account for each month. The Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until December 17, 2022 and if the Sponsor determines not to continue extending for additional calendar months, no additional funds will be deposited into the Trust Account. On June 1, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) which was further amended on July 26, 2022 (see Note 6).

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 17, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 17, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 17, 2022.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Cash and Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standards Codification (“ASC”) Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts. When the Company’s investments held in the Trust Account are comprised of money market securities, the investments are classified as trading securities. Gains and losses resulting from the change in fair value of these securities is included in interest earn on investments held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

In connection with the approval of an extension of the Combination Period at a meeting of Company shareholders on June 14, 2021, certain shareholders exercised their right to redeem 7,362,342 ordinary shares for an aggregate cash balance of $75,897,772. As a result, $75,897,772 was paid out of the Trust in connection with the redemptions. On June 16, 2022, the Company’s Sponsor deposited $413,766 into the Trust Account to extend the Combination Period from June 17, 2022 to September 17, 2022.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At June 30, 2022 and December 31, 2021, the ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Fair Value of Public Warrants at issuance	(4,427,500)
Ordinary shares issuance costs	(2,697,608)
Plus:
Accretion of carrying value to redemption value	8,275,108
Ordinary shares subject to possible redemption, December 31, 2021	116,150,000
Plus:
Accretion of carrying value to redemption value	2,828,623
Less:
Public shares redeemed	(75,897,772)
Ordinary shares subject to possible redemption, June 30, 2022	$43,080,851

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Offering Costs

Offering costs consisted of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $2,712,986 were incurred, of which $2,697,608 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $15,378 of the offering costs were immediately expensed through the Statements of operations in connection with the warrant liability.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata to the shares. Net (loss) income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Warrants, since the average stock price of the Company’s ordinary shares for the period ended June 30, 2022 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,350,000 shares of ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$(351,236)	$(815,557)	$1,086,047	$1,526,423
Denominator:
Basic and diluted weighted average shares outstanding	10,656,072	14,500,000	13,849,185	14,500,000
Basic and diluted net income (loss) per ordinary share	$(0.03)	$(0.06)	$0.08	$0.11

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15- 25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments (“ASC 825”). The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the convertible promissory note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the convertible promissory note are recognized as non-cash gains or losses in the condensed statements of operations.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Related Party Extension Loans –Promissory Notes

As discussed in Note 1, the Company may extend the Combination Period up to two times, each by an additional three months (until June 17, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,150,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three-month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. On December 13, 2021, convertible promissory note (the “New Note”) related to the deposit in Trust of $1,150,000 required to satisfy the extension to March 17, 2022 was issued and an aggregate of $1,150,000 was deposited into the Trust Account on January 10, 2022. The New Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the New Note may be repayable in warrants upon closing of the Business Combination at a price of $1.00 per warrant. At June 30, 2022 and December 31, 2021, there were $1,150,000 and $0 outstanding under the New Note, respectively. Management has determined the par value of the New Note approximates fair value since the conversion price is significantly higher than the value of the warrants into which the balance may be converted. No arms-length transaction by a note holder would result in a conversion with this fact pattern, thus par value is deemed to approximate fair value. As such no fair value change was booked to the statement of operations.

On March 14, 2022, an aggregate of $1,150,000 was deposited by the Sponsor into the Trust Account, representing $0.10 per Public Share, which enabled the Company to extend the period of time it has to consummate a Business Combination by three months from March 17, 2022 to June 17, 2022. In connection with this payment, the Company issued an unsecured promissory note (the “Second Note”) to the Sponsor having a principal amount equal to the amount the Sponsor deposited into the Trust Account of $1,150,000. The Second Note is not convertible. At June 30, 2022 and December 31, 2021, there were $1,150,000 and $0 outstanding under the Second Note, respectively.

On June 14, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $830,000 (the “Third Note”) in connection with the extension of the Company’s Combination Period from June 17, 2022 to December 17, 2022. The Third Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. The Third Note is not convertible. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Third Note; however, no proceeds from the Trust Account may be used for such repayment. On June 17, 2022, the Sponsor deposited $413,766 of such funds in the Trust Account, therefore extending the Company’s Combination Period from June 17, 2022 to September 2022. As of June 30, 2022 and December 31, 2021, the outstanding principal balance under the Third Note amounted to an aggregate of $413,766 and $0, respectively.

Administrative Fees

The Company pays an affiliate of its Sponsor and its Chief Executive Officer approximately $7,000 per month for office space and advisory services relating to our search for, and consummation of, an initial Business Combination. Until January 31, 2022, the Company also paid Alberto Pontonio, one of its directors, a fee of approximately $3,000 per month for certain general and administrative services, including office space, utilities and secretarial support, as may be required from time to time. This payment was subsequently made to the affiliate of its Sponsor. For the three and six months ended June 30, 2022, management fees incurred and paid to an affiliate of our Sponsor were $21,000 and $42,000 and administrative fees incurred were $9,000 and $18,000. For the three and six months ended June 30, 2021, management fees incurred and paid to an affiliate of our Sponsor were $21,000 and $42,000, respectively, and administrative fees paid to Alberto Pontonio were $9,000 and $18,000, respectively. At June 30, 2022 and December 31, 2021, there were $0 of management fees included in accrued expenses in the accompanying balance sheet. At June 30, 2022 and December 31, 2021, there were $6,000 and $0 of administrative fees included in accrued expenses in the accompanying balance sheet, respectively.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Underwriting Agreement

The Company granted the underwriters, and the underwriters exercised the option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

Upon the closing of the Initial Public Offering, the underwriters were paid a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

Legal Fees

As of June 30, 2022, the Company incurred legal fees of $962,218. These fees will only become due and payable upon the consummation of a Business Combination. These fees are not accrued as of June 30, 2022.

Merger Agreement

On June 1, 2022, the Company, entered into Merger Agreement with Rally Communitas Corp., a Delaware corporation (“Rally”), Pubco, Purchaser Merger Sub, Company Merger Sub, Jorge E. Marcos, in the capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) of the shareholders of Pubco (other than the Rally Security Holders and their successors and assignees) (the “Purchaser Representative”), and Numaan Akram, in the capacity as the representative of the Rally Security Holders from and after the Effective Time (the “Seller Representative”).

On July 26, 2022, ATAC, Rally, Pubco, the Seller Representative and the Purchaser Representative entered into an amendment (the “Amendment”) to the Merger Agreement. The Amendment clarifies and revises certain provisions of the Merger Agreement relating to (i) the securities for which the investors (the “Support Investors”) that enter into support subscription agreements to purchase securities of Pubco immediately prior to the Closing as a condition to the consummation of ATAC’s initial Business Combination under the Merger Agreement will subscribe pursuant to such agreements, (ii) the contingent value rights to be issued by Pubco at the Closing to non-redeeming ATAC shareholders and the Support Investors and (iii) the expected composition of the board of directors of Pubco (the “Pubco Board”) immediately following consummation of the Business Combination, subject to approval of the proposal related to the election of directors to the Pubco Board that will be contained in a registration statement on Form S-4 (as amended, the “Merger Registration Statement”) that Pubco intends to file with the Securities and Exchange Commission in connection with the Business Combination.

Voting Agreements

Simultaneously with the execution and delivery of the Merger Agreement, ATAC and Rally have entered into voting agreements (collectively, the “Voting Agreements”) with certain Rally Security Holders required to approve the Transaction. Under the Voting Agreements, each Rally Security Holder party thereto agreed to vote all of such Rally Security Holder’s shares of Rally in favor of the Merger Agreement and the Transaction, terminate certain shareholder agreements and Rally Convertible Instruments that such Rally Security Holder is party thereto, as applicable, and to otherwise take (or not take, as applicable) certain other actions in support of the Merger Agreement and the Transaction and the other matters to be submitted to the Rally Security Holders for approval in connection with the Transaction, in the manner and subject to the conditions set forth in the Voting Agreements, and provide a proxy to Rally to vote such shares accordingly. The Voting Agreements prevent transfers of the Rally shares held by such Rally Security Holder party thereto between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Lock-Up Agreements

Simultaneously with the execution and delivery of the Merger Agreement, certain shareholders of Rally each entered into a Lock-Up Agreement with Pubco and the Purchaser Representative (collectively, the “Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, each Rally shareholder party thereto agreed not to, during the period commencing from the Closing and ending 365 days after the Closing (subject to early release if Pubco consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party): (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such restricted securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the recipient takes the shares subject to the restrictions in the Lock-Up Agreement).

CVRs

At the Closing, each Support Investor and each Public Shareholder that did not redeem their Ordinary Shares in connection with the consummation of the business combination (the “Initial Public CVR Holders” and, together with any other holders of Public CVRs as of  upon the occurrence of certain events on or about the eighteen (18)-month anniversary of the Closing (the “CVR Settlement Date”), the “Public CVR Holders” and, together with the holders of the Support CVRs, the “CVR Holders”) will receive CVRs with the rights and terms set forth in the applicable CVR Agreement. Pursuant to the CVR Agreements, at the Closing, Pubco will issue CVRs, each representing the contingent right to receive a pro rata portion of the CVR Escrow Shares if certain events set forth in the CVR Agreements occur, to be determined as of the CVR Settlement Date (or earlier, if a qualifying Change of Control (as that term is defined in the CVR Agreements) should occur), with each CVR Holder as of such CVR Settlement Date to receive a number of CVR Escrow Shares determined as a function of the dollar volume-weighted average price for the Pubco Common Shares during the thirty (30) trading days immediately preceding such date, the number of shares of held by ATAC shareholders that elect not to redeem their common stock in connection with the Redemption and the number of shares issued to Support Investors under the Support Subscription Agreements. The parties intend for the Public CVRs to be registered securities listed for trading on a national exchange, subject to applicable listing requirements, such that such Public CVRs may be traded and exchanged prior to the CVR Settlement Date. The Support CVRs, issuable to the Support Investors, pursuant to the Support Agreements, if the subscription obligations thereunder are consummated in accordance with their terms, will not be registered or tradeable and will not be transferable prior to the CVR Settlement Date.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Ordinary shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,000,000 ordinary shares of issued and outstanding, excluding 4,137,658 and 11,500,000 ordinary shares subject to possible redemption which are presented as temporary equity, respectively.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

NOTE 8 — WARRANTS

As of June 30, 2022 and December 31, 2021, the Company has 5,750,000 and 5,450,000 Public Warrants and Private Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

At June 30, 2022, assets held in the Trust Account were comprised of $43,080,851 in money market securities. At December 31, 2021, assets held in the Trust Account were comprised of $116,173,808 in money market securities. From September 8, 2020 (inception) through June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$43,080,851	$116,173,808

Liabilities:
Warrant Liabilities – Private Placement Warrants	3	$327,000	$2,392,550
Convertible Promissory Note	3	$1,150,000	$—

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

Level 3 financial liabilities consist of the Private Warrant liability and convertible promissory note for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The fair value of the Private Warrants was estimated at June 30, 2022 and December 31, 2021 to be $0.06 and $0.44, respectively, using the Binomial Lattice Model option pricing model and the following assumptions:

	June 30,	December 31,
Input	2022	2021
Risk-free interest rate	2.98%	1.14%
Dividend yield	0.00%	0.00%
Implied volatility	0.0%	9.1%
Exercise price	$11.50	$11.50
Market Stock Price	$10.31	$10.13

The Warrants are measured at fair value on a recurring basis using the Binomial Lattice Model.

As of June 30, 2022, the aggregate value of the Private Warrants was approximately $0.3 million.

The following table presents the change in the fair value of warrant liabilities for the three and six months ended June 30, 2022:

Private
Placement
Warrants
Fair value as of January 1, 2022	$2,392,550
Change in valuation inputs or other assumptions	(1,795,775)
Fair Value as at March 31, 2022	596,775
Change in valuation inputs or other assumptions	(269,775)
Fair value as of June 30, 2022	$327,000

The following table presents the change in the fair value of warrant liabilities for the three and six months ended June 30, 2021:

Private
Placement
Warrants
Fair value as of January 1, 2021	$5,450,000
Change in valuation inputs or other assumptions	(2,452,500)
Fair Value as at March 31, 2021	2,997,500
Change in valuation inputs or other assumptions	545,000
Fair value as of June 30, 2021	$3,542,500

Transfers to or from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021. There were no transfers made during the three and six months ended June 30, 2022.

NOTE 10 —  SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Amendment to Merger Agreement

On July 26, 2022, ATAC, Rally, Pubco, the Seller Representative and the Purchaser Representative entered into an amendment (the “Amendment”) to the Merger Agreement. The Amendment clarifies and revises certain provisions of the Merger Agreement relating to (i) the securities for which the investors (the “Support Investors”) that enter into support subscription agreements to purchase securities of Pubco immediately prior to the closing as a condition to the consummation of ATAC’s initial Business Combination under the Merger Agreement will subscribe pursuant to such agreements, (ii) the contingent value rights to be issued by Pubco at the Closing to non-redeeming ATAC shareholders and the Support Investors and (iii) the expected composition of the board of directors of Pubco (the “Pubco Board”) immediately following consummation of the Business Combination, subject to approval of the proposal related to the election of directors to the Pubco Board that was contained in the Merger Registration Statement that Pubco filed with the SEC in connection with the Business Combination on July 29, 2022.

Filing of Merger Registration Statement/Prospectus

On August 1, 2022, the ATAC and Rally issued a joint press release announcing the filing by Pubco of the Merger Registration Statement on Form S-4 in connection with the previously disclosed proposed Merger between ATAC and Rally.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial conditions and results of operations should be read in conjunction with the unaudited condensed financial statement and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set for the below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated in the Cayman Islands on September 8, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the initial public offering (“Initial Public Offering”) and the sale of the private warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On June 1, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rally Communitas Corp., a Delaware corporation (“Rally”), Americas Technology Acquisition Holdings Inc., a Delaware corporation and a wholly-owned subsidiary of ATAC (“Pubco”), Americas Technology Purchaser Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (the “Purchaser Merger Sub”), Americas Technology Company Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (the “Company Merger Sub” and together with Purchaser Merger Sub, the “Merger Subs”), Jorge E. Marcos, in the capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) of the shareholders of Pubco (other than the Rally Security Holders and their successors and assignees) (the “Purchaser Representative”), and Numaan Akram, in the capacity as the representative of the Rally Security Holders from and after the Effective Time (the “Seller Representative”).

On June 14, 2021, the Company held a shareholder meeting to extend the date by which the Company has to consummate a Business Combination (the “Combination Period”) from June 17, 2022 to December 17, 2022. As part of the meeting, shareholders exercised their right to redeem 7,362,342 ordinary shares for an aggregate cash balance of $75,897,772 and approved the extension amendment extending the Combination Period from June 17, 2022 to December 17, 2022. Pursuant to the extension amendment, on June 16, 2022, the Sponsor deposited $413,766 (or $0.10 per Public Share that was not redeemed) into the Company’s trust account (the “Trust Account”) and thereby extended the period the Company has to complete an initial Business Combination from June 17, 2022 to September 17, 2022. In order to further extend the Combination Period from September 17, 2022, an additional $137,922 (or $0.033 per Public Share that was not redeemed) will be deposited into the Company’s Trust Account for each month. The Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until December 17, 2022 and if the Sponsor determines not to continue extending for additional calendar months, no additional funds will be deposited into the Trust Account.

On July 26, 2022, ATAC, Rally, Pubco, the Seller Representative and the Purchaser Representative entered into an amendment (the “Amendment”) to the Merger Agreement. The Amendment clarifies and revises certain provisions of the Merger Agreement relating to (i) the securities for which the investors (the “Support Investors”) that enter into support subscription agreements to purchase securities of Pubco immediately prior to the closing as a condition to the consummation of ATAC’s initial Business Combination under the Merger Agreement will subscribe pursuant to such agreements, (ii) the contingent value rights to be issued by Pubco at the closing to non-redeeming ATAC shareholders and the Support Investors and (iii) the expected composition of the board of directors of Pubco (the “Pubco Board”) immediately following consummation of the Business Combination, subject to approval of the proposal related to the election of directors to the Pubco Board that will be contained in a registration statement on Form S-4 (as amended, the “Merger Registration Statement”) that Pubco intends to file with the Securities and Exchange Commission (the “SEC”) in connection with the Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 8, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. In the pursuit of a Business Combination with a target, we may agree to cover certain expenses of a target in connection with such Business Combination. We do not expect these expenses to be material.

For the three months ended June 30, 2022, we had a net loss of $351,236, which consisted of unrealized loss on investments of $11,792 and general and administrative expenses of $709,179, offset by interest earned on marketable securities held in the Trust Account of $99,960 and change in fair value of warrant liabilities of $269,775.

For the six months ended June 30, 2022, we had a net income of $1,086,047, which consisted of interest earned on cash and marketable securities held in the Trust Account of $102,841 and change in fair value of warrant liabilities of $2,065,550, offset by general and administrative expenses of $1,070,552 and unrealized loss on investments of $11,792.

For the three months ended June 30, 2021, we had a net loss of $815,557, which consisted of change in fair value of warrant liabilities of $545,000 and general and administrative expenses of $271,181, offset by interest earned on cash and marketable securities held in the Trust Account of $624.

For the six months ended June 30, 2021, we had a net income of $1,526,423, which consisted of interest earned on cash and marketable securities held in the Trust Account of $15,422 and change in fair value of warrant liabilities of $1,907,500, offset by general and administrative expenses of $396,499.

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

For the six months ended June 30, 2022, net cash used in operating activities was $466,509. Net income of $1,086,047 was affected by interest earned on marketable securities of $102,841, unrealized loss on cash and marketable securities held in Trust Account $11,792 and change in fair value of warrant liabilities of $2,065,550. Changes in operating assets and liabilities generated $604,043 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $234,538. Net income of $1,526,423 was affected by interest earned on cash and marketable securities of $15,422 and change in fair value of warrant liabilities of $1,907,500. Changes in operating assets and liabilities provided $161,961 of cash from operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $43,080,851 (including $49,208 of interest income) consisting of U.S. treasury bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $168,660. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We will need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through September 17, 2022, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 17, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 17, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by September 17, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of our condensed consolidated balance sheets.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has one class of shares, which are referred to ordinary shares. Income and losses are shared pro rata between the ordinary shares. Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from (loss) income per ordinary share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current the accounting principles generally accepted in the United States of America (“GAAP”). ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Except as set forth below, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of March 31, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on December 14, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this report, other than disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on December 14, 2020, Amendment No. 3 to our annual report on Form 10-K/A filed with the SEC on January 11, 2022, Amendment No.1 to our quarterly report on Form 10-Q/A filed with the SEC on January 11, 2022, annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, and our quarterly report on Form 10-Q filed with the SEC on May 16, 2022. For risks related to the Merger and the Pubco following the closing of the Merger, please refer to the Merger Registration Statement filed with the SEC on July 29, 2022.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with Business Combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into Business Combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its Initial Public Offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its Business Combination within 24 months after December 14, 2020. We may not be able to expect to complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Our shareholders redeemed a significant portion of their ordinary shares in connection with the extension of our Combination Period, leaving us with significantly less cash in our Trust Account.  This makes it much more likely that we will require additional financing in order to consummate our initial Business Combination, which may be unavailable to us on acceptable terms, or at all.

On June 14, 2022, we held a special meeting of shareholders at which our shareholders approved an extension of our Combination Period from June 17, 2022 to December 17, 2022. In connection with such special meeting, shareholders holding 7,362,342 of our Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, $75,897,771.73 (approximately $10.30 per public share) was removed from the Trust Account to pay such holders, and approximately $43,177,066.21 remains in the Trust Account as of August 12, 2022. This significant reduction in the amount of cash held in our Trust Account has left us with significantly less cash available to us to complete our initial Business Combination with Rally or otherwise. As such, it is highly likely that we will require additional third-party funding (including the support subscription agreements or via other private placements or “backstop” or similar arrangements) in order to consummate such Business Combination. Over the past several fiscal quarters, the terms for business combination financings have become very expensive and, in some cases, onerous (including providing for “make whole” or similar investor protections). We may be forced to agree to such terms in order to complete the Merger or other Business Combination, if we do not complete the Merger, which could have adverse impacts on the post-Business Combination company. Moreover, it is possible that we may be unable to secure any required financing (including the support subscription agreements), which could leave us unable to complete our initial Business Combination and which, in turn, would force us to liquidate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see Part II, Item 5(g) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021.  There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and private placement as described in the IPO Registration Statement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Agreement and Plan of Merger, dated as of June 1, 2022, by and among Americas Technology Acquisition Corp., Rally Communitas Corp., Americas Technology Acquisition Holdings Inc., Americas Technology Purchaser Merger Sub Inc., Americas Technology Company Merger Sub Inc., Jorge E. Marcos, in the capacity as the Purchaser Representative thereunder, and Numaan Akram, in the capacity as the Seller Representative thereunder (incorporated by reference to the Form 8-K filed the SEC on June 7, 2022).

3.1	Amendment to Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to the Form 8-K filed the SEC on June 17, 2022).
10.1	Promissory Note issued to the Sponsor (incorporated by reference to the Form 8-K filed the SEC on June 17, 2022)
10.2

Form of Voting Agreement, dated as of June 1, 2022, by and among Americas Technology Acquisition Corp., Rally Communitas Corp., and the Rally Security Holder party thereto (incorporated by reference to the Form 8-K filed the SEC on June 7, 2022).

10.3

Form of Lock-Up Agreement, dated as of June 1, 2022, by and between Americas Technology Acquisition Holdings Inc., Jorge E. Marcos, in the capacity as the Purchaser Representative and the shareholder of Rally party thereto (incorporated by reference to the Form 8-K filed the SEC on June 7, 2022).

10.4

Form of CVR Agreement, effective as of [ ], 2022, by and among Americas Technology Acquisition Holdings Inc., Jorge E. Marcos, in the capacity as the Purchaser Representative, Numaan Akram, in the capacity as the Seller Representative, ATAC Limited Partnership, and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to the Form 8-K filed the SEC on June 7, 2022).

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

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS TECHNOLOGY ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Jorge Marcos
	Name:	Jorge Marcos
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Juan Pablo Visoso
	Name:	Juan Pablo Visoso
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)