Form 10-Q
period 2022-09-30
AMERICAS TECHNOLOGY ACQUISITION CORP.
filed 2022-11-14
CIK 1825254

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, there were 7,137,658 ordinary shares, $0.0001 par value, issued and outstanding.

AMERICAS TECHNOLOGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

AMERICAS TECHNOLOGY ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current Assets
Cash	$4,126	$635,169
Prepaid expenses	61,250	170,000
Due from Sponsor – reimbursable expenses	15,525	4,175
Total Current Assets	80,901	809,344

Cash and marketable securities held in Trust Account	43,261,353	116,173,808
TOTAL ASSETS	$43,342,254	$116,983,152

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$948,521	$349,240
Promissory note – related party	2,983,766	—
Total Current Liabilities	3,932,287	349,240
Warrant liabilities	163,500	2,392,550
TOTAL LIABILITIES	4,095,787	2,741,790

Commitments and Contingencies

Ordinary shares subject to possible redemption, $0.0001 par value; 4,137,658 and 11,500,000 shares at a redemption value of $10.46 and $10.10 per share as of September 30, 2022 and December 31, 2021, respectively.	43,261,353	116,150,000

SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,000,000 shares issued and outstanding (excluding 4,137,658 and 11,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively.	300	300
Additional paid-in capital	—	—
Accumulated deficit	(4,015,186)	(1,908,938)
TOTAL SHAREHOLDERS’ DEFICIT	(4,014,886)	(1,908,638)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$43,342,254	$116,983,152

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
General and administrative expenses	$527,172	$259,218	$1,597,724	$655,717
Loss from operations	(527,172)	(259,218)	(1,597,724)	(655,717)

Other income:
Change in fair value of derivative warrant liabilities	163,500	872,000	2,229,050	2,779,500
Interest earned on investments held in Trust Account	168,710	2,419	271,551	17,841
Unrealized gain on investments	11,792	—	—	—
Total other income	344,002	874,419	2,500,601	2,797,341

Net income (loss)	$(183,170)	$615,201	$902,877	$2,141,624

Weighted average shares outstanding, ordinary shares	7,137,658	14,500,000	11,587,425	14,500,000
Basic and diluted net (loss) income per share, ordinary shares	$(0.03)	$0.04	$0.08	$0.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	3,000,000	$300	$—	$(1,908,938)	$(1,908,638)

Accretion of Ordinary Shares to redemption value	—	—	—	(2,300,000)	(2,300,000)

Net income	—	—	—	1,437,283	1,437,283

Balance — March 31, 2022	3,000,000	300	—	(2,771,655)	(2,771,355)

Accretion of Ordinary Shares to redemption value	—	—	—	(528,623)	(528,623)

Net loss	—	—	—	(351,236)	(351,236)

Balance – June 30, 2022	3,000,000	300	—	(3,651,514)	(3,651,214)

Accretion of Ordinary Shares to redemption value	—	—	—	(180,502)	(180,502)

Net loss	—	—	—	(183,170)	(183,170)

Balance – September 30, 2022	3,000,000	$300	$—	$(4,015,186)	$(4,014,886)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	3,000,000	$300	$—	$(3,871,618)	$(3,871,318)

Net income	—	—	—	2,341,980	2,341,980

Balance – March 31, 2021	3,000,000	300	—	(1,529,638)	(1,529,338)

Net loss	—	—	—	(815,557)	(815,557)

Balance – June 30, 2021	3,000,000	300	—	(2,345,195)	(2,344,895)

Net income	—	—	—	615,201	615,201

Balance – September 30, 2021	3,000,000	$300	$—	$(1,729,994)	$(1,729,694)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$902,877	$2,141,624
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,229,050)	(2,779,500)
Interest earned on cash and marketable securities held in Trust Account	(271,551)	(17,841)
Changes in operating assets and liabilities:
Prepaid expenses	108,750	88,669
Accounts payable and accrued expenses	599,281	94,003
Due from Sponsor	(11,350)	—
Net cash used in operating activities	(901,043)	(473,045)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,713,766)	—
Cash withdrawn from Trust Account in connection with redemption	75,897,772	—
Net cash provided by investing activities	73,184,006	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	2,983,766	—
Redemption of ordinary shares	(75,897,772)	—
Net cash used in financing activities	(72,914,006)	—

Net Change in Cash	(631,043)	(473,045)
Cash – Beginning of period	635,169	1,253,202
Cash – End of period	$4,126	$780,157

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Americas Technology Acquisition Corp. (the “Company” or “ATAC”) is a blank check company incorporated as a Cayman Islands exempted company on September 8, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 8, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the cash and marketable securities held in the Trust Account (as defined below).

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote its Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 8) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

On June 14, 2022, the Company held a shareholder meeting to extend the Combination Period from June 17, 2022 to December 17, 2022. As part of the meeting, shareholders exercised their right to redeem 7,362,342 ordinary shares for an aggregate cash balance of $75,897,772 and approved the extension amendment extending the date by which the Company must consummate its initial Business Combination from June 17, 2022 to December 17, 2022. Pursuant to the extension amendment and the Third Note (as defined below in Note 5), on June 16, 2022, the Sponsor deposited $413,766 (or $0.10 per Public Share that was not redeemed) into the Company’s Trust Account and thereby extended the Combination Period from June 17, 2022 to September 17, 2022. In order to further extend the Combination Period from September 17, 2022, an additional $137,922 (or $0.033 per Public Share that was not redeemed) will be deposited into the Company’s Trust account for each month. The Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until December 17, 2022 and if the Sponsor determines not to continue extending for additional calendar months, no additional funds will be deposited into the Trust Account. On June 1, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) which was further amended on July 26, 2022 (see Note 6).

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Going Concern

As of September 30, 2022, the Company had $4,126 in operating cash, $43,261,353 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $597,494. Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company may need to raise additional capital through loans or additional investments from its Sponsor or third parties as discussed in Note 5.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until December 17, 2022 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 17, 2022. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by December 17, 2022.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,126 and $635,169 of cash as of September 30, 2022 and December 31, 2021, respectively, and no cash equivalents.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

On August 30, 2022, the Company entered into an agreement to extend the Combination Period from September 17, 2022 to December 17, 2022.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2022 and December 31, 2021, the ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Fair Value of Public Warrants at issuance	(4,427,500)
Ordinary shares issuance costs	(2,697,608)
Plus:
Accretion of carrying value to redemption value	8,275,108
Ordinary shares subject to possible redemption, December 31, 2021	116,150,000
Plus:
Accretion of carrying value to redemption value	3,009,125
Less:
Public shares redeemed	(75,897,772)
Ordinary shares subject to possible redemption, September 30, 2022	$43,261,353

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued ordinary shares purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice model.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net income (loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Income and losses are shared pro rata to the shares. Net income (loss) per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable ordinary shares is excluded from income per ordinary share as the redemption value approximates fair value.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Warrants, since the average share price of the Company’s ordinary shares for the period ended September 30, 2022 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 12,350,000 shares of ordinary shares in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	Ordinary	Ordinary	Ordinary	Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted Income (loss) income per ordinary share
Numerator:
Allocation of Income (loss) income, as adjusted	$(183,170)	$615,201	$902,877	$2,141,624
Denominator:
Basic and diluted weighted average shares outstanding	7,137,658	14,500,000	11,587,425	14,500,000
Basic and diluted Income (loss) income per ordinary share	$(0.03)	$0.04	$0.08	$0.15

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Related Party Extension Loans –Promissory Notes

As discussed in Note 1, the Company may extend the Combination Period up to two times, each by an additional three months (until December 17, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,150,000 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three-month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. On December 13, 2021, convertible promissory note (the “New Note”) related to the deposit in Trust of $1,150,000 required to satisfy the extension to March 17, 2022 was issued and an aggregate of $1,150,000 was deposited into the Trust Account on January 10, 2022. The New Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the New Note may be repayable in warrants upon closing of the Business Combination at a price of $1.00 per warrant. At September 30, 2022 and December 31, 2021, there were $1,150,000 and $0 outstanding under the New Note, respectively. Management has determined the par value of the New Note approximates fair value since the conversion price is significantly higher than the value of the warrants into which the balance may be converted. No arms-length transaction by a note holder would result in a conversion with this fact pattern, thus par value is deemed to approximate fair value. As such no fair value change was booked to the statement of operations.

On March 14, 2022, an aggregate of $1,150,000 was deposited by the Sponsor into the Trust Account, representing $0.10 per Public Share, which enabled the Company to extend the period of time it has to consummate a Business Combination by three months from March 17, 2022 to June 17, 2022. In connection with this payment, the Company issued an unsecured promissory note (the “Second Note”) to the Sponsor having a principal amount equal to the amount the Sponsor deposited into the Trust Account of $1,150,000. The Second Note is not convertible. At September 30, 2022, there were $1,150,000 outstanding under the Second Note.

On June 14, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $830,000 (the “Third Note”) in connection with the extension of the Company’s Combination Period from June 17, 2022 to December 17, 2022. The Third Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. The Third Note is not convertible. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Third Note; however, no proceeds from the Trust Account may be used for such repayment. On June 17, 2022, the Sponsor deposited $413,766 of such funds in the Trust Account, therefore extending the Company’s Combination Period from June 17, 2022 to September 17, 2022. As of September 30, 2022, the outstanding principal balance under the Third Note amounted to an aggregate of $413,766.

On August 25, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of up to $500,000 (the “Fourth Note”) in connection with the extension of the Company’s Combination Period from June 17, 2022, to December 17, 2022 for working capital purposes. The Third Note is non-interest bearing and payable on the earlier of the date on which the Company consummates a Business Combination or the date that the winding up of the Company is effective. The Fourth Note is not convertible. If the Company does not consummate a Business Combination, the Company may use a portion of any funds held outside the Trust Account to repay the Fourth Note; however, no proceeds from the Trust Account may be used for such repayment. On August 25, 2022, the Sponsor deposited $270,000 of such funds in the Company’s operating account. As of September 30, 2022, the outstanding principal balance under the Fourth Noted amounted to an aggregate of $270,000.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Administrative Fees

The Company pays an affiliate of its Sponsor and its Chief Executive Officer approximately $7,000 per month for office space and advisory services relating to our search for, and consummation of, an initial Business Combination. Until January 31, 2022, the Company also paid Alberto Pontonio, one of its directors, a fee of approximately $3,000 per month for certain general and administrative services, including office space, utilities and secretarial support, as may be required from time to time. This payment was subsequently made to the affiliate of its Sponsor. For the three and nine months ended September 30, 2022, management fees incurred and paid to an affiliate of our Sponsor were $21,000 and $63,000, respectively, and administrative fees incurred were $9,000 and $27,000, respectively. For the three and nine months ended September 30, 2021, management fees incurred and paid to an affiliate of our Sponsor were $21,000 and $63,000, respectively, and administrative fees paid to Alberto Pontonio were $9,000 and $24,000, respectively. At September 30, 2022 and December 31, 2021, there were no management fees and administrative fees included in accrued expenses in the accompanying balance sheet.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Legal Fees

As of September 30, 2022, the Company incurred legal fees of $1,140,511. These fees will only become due and payable upon the consummation of a Business Combination. These fees are not accrued as of September 30, 2022.

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

On July 26, 2022, ATAC, Rally, Pubco, the Seller Representative and the Purchaser Representative entered into an amendment (the “Amendment”) to the Merger Agreement. The Amendment clarifies and revises certain provisions of the Merger Agreement relating to (i) the securities for which the investors (the “Support Investors”) that enter into support subscription agreements to purchase securities of Pubco immediately prior to the Closing as a condition to the consummation of ATAC’s initial Business Combination under the Merger Agreement will subscribe pursuant to such agreements, (ii) the contingent value rights to be issued by Pubco at the Closing to non-redeeming ATAC shareholders and the Support Investors and (iii) the expected composition of the board of directors of Pubco (the “Pubco Board”) immediately following consummation of the Business Combination, subject to approval of the proposal related to the election of directors to the Pubco Board that is contained in a registration statement on Form S-4 (as amended, the “Merger Registration Statement”) that Pubco initially filed with the SEC in connection with the Business Combination on July 29, 2022, as amended.

For further information and discussion regarding the proposed Business Combination, please see the Merger Registration Statement and the Current Reports on Form 8-K filed by the Company on June 7, 2022, July 26, 2022 and November 8, 2022.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

CVRs

At the Closing, each Public Shareholder that did not redeem their Ordinary Shares in connection with the consummation of the business combination (the “Initial CVR Holders” and, together with any other holders of Contingent Value Rights (“CVRs”) upon the occurrence of certain events on or about the eighteen (18)- month anniversary of the Closing (the “CVR Settlement Date”), the “CVR Holders”) will receive CVRs with the rights and terms set forth in the CVR Agreement. Pursuant to the CVR Agreement, at the Closing, Pubco will issue CVRs, each representing the contingent right to receive a pro rata portion of the CVR Escrow Shares if certain events set forth in the CVR Agreements occur, to be determined as of the CVR Settlement Date (or earlier, if a qualifying Change of Control (as that term is defined in the CVR Agreements) should occur), with each CVR Holder as of such CVR Settlement Date to receive a number of CVR Escrow Shares determined as a function of the dollar volume-weighted average price for the Pubco Ordinary Shares during the thirty (30) trading days immediately preceding such date, the amount of the preferred return and the number of shares of held by ATAC shareholders that elect not to redeem their ordinary shares in connection with the Redemption. The parties intend for the CVRs to be registered securities listed for trading on a national exchange, subject to applicable listing requirements, such that such CVRs may be traded and exchanged prior to the CVR Settlement Date.

Filing of Merger Registration Statement/Prospectus

On August 1, 2022, ATAC and Rally issued a joint press release announcing the filing by Pubco of the Merger Registration Statement on Form S-4 in connection with the previously disclosed proposed Merger between ATAC and Rally.

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued and outstanding.

Ordinary shares — The Company is authorized to issue 500,000,000 ordinary shares, with a par value of $0.0001 per share. Holders of the ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 3,000,000 ordinary shares issued and outstanding, excluding 4,137,658 and 11,500,000 ordinary shares subject to possible redemption which are presented as temporary equity, respectively.

NOTE 8 — WARRANTS

As of September 30, 2022 and December 31, 2021, the Company has 5,750,000 and 5,450,000 Public Warrants and Private Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

At September 30, 2022, assets held in the Trust Account were comprised of $43,261,353 in money market securities. At December 31, 2021, assets held in the Trust Account were comprised of $116,173,808 in money market securities. From September 8, 2020 (inception) through September 30, 2022, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$43,261,353	$116,173,808

Liabilities:
Warrant Liabilities – Private Placement Warrants	3	$163,500	$2,392,550

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

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

The fair value of the Private Warrants was estimated at September 30, 2022 and December 31, 2021 to be $0.03 and $0.44, respectively, using the Binomial Lattice Model option pricing model and the following assumptions:

	September 30,	December 31,
Input	2022	2021
Risk-free interest rate	4.15%	1.14%
Dividend yield	0.00%	0.00%
Implied volatility	0.00%	9.10%
Exercise price	$11.50	$11.50
Market share Price	$10.40	$10.13

The Warrants are measured at fair value on a recurring basis using the Binomial Lattice Model.

As of September 30, 2022, the aggregate value of the Private Warrants was approximately $0.2 million.

The following table presents the change in the fair value of warrant liabilities for the three and nine months ended September 30, 2022:

Private
Placement
Warrants
Fair value as of January 1, 2022	$2,392,550
Change in valuation inputs or other assumptions	(1,795,775)
Fair Value as at March 31, 2022	596,775
Change in valuation inputs or other assumptions	(269,775)
Fair value as of June 30, 2022	327,000
Change in valuation inputs or other assumptions	(163,500)
Fair value as of September 30, 2022	$163,500

The following table presents the change in the fair value of warrant liabilities for the three and nine months ended September 30, 2021:

Private
Placement
Warrants
Fair value as of January 1, 2021	$5,450,000
Change in valuation inputs or other assumptions	(2,452,500)
Fair Value as at March 31, 2021	2,997,500
Change in valuation inputs or other assumptions	545,000
Fair value as of June 30, 2021	3,542,500
Change in valuation inputs or other assumptions	(872,000)
Fair value as of September 30, 2021	$2,670,500

Transfers to or from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2022 and 2021.

NOTE 10 — SUBSEQUENT EVENTS

On November 8, 2022, ATAC, Rally, Pubco, the Seller Representative and the Purchaser Representative entered into an amendment (the “Second Amendment”) to the Merger Agreement. The Second Amendment clarifies and revises certain provisions of the Merger

AMERICAS TECHNOLOGY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Agreement relating to the fact that the parties to the Merger Agreement have mutually agreed that: (i) at the Closing of the transactions contemplated by the Merger Agreement, Pubco will not issue securities previously referred to in the transaction documents as “Private CVRs” (including “Support CVRs”) and provide for various related adjustments to the terms and conditions of the Merger Agreement and other transaction documents referred to therein (including the Pubco securities for which investors, once identified, will subscribe pursuant to the agreements referred to in the Merger Agreement as Support Subscription Agreements), (ii) the condition to the Closing set forth in Section 7.1(h) of the Merger Agreement, waivable by ATAC and Rally that, at the Closing, ATAC and Pubco have cash and cash equivalents, including funds remaining in ATAC’s Trust Account established at the time of its initial public offering (after giving effect to the completion and payment of redemptions by ATAC shareholders and payment of each party’s transaction expenses (to the extent due and unpaid at Closing)) and the aggregate amount of any Purchaser Transaction Financing (including the Support Subscription Agreements) at least equal to $20 million and (iii) to remove from the Merger Agreement the condition to the Closing relating to net tangible assets at Closing set forth in Section 7.1(g) of the Merger Agreement.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial conditions and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On June 14, 2021, the Company held a shareholder meeting to extend the date by which the Company has to consummate a Business Combination (the “Combination Period”) from June 17, 2022 to December 17, 2022. As part of the meeting, shareholders exercised their right to redeem 7,362,342 ordinary shares for an aggregate cash balance of $75,897,772 and approved the extension amendment extending the Combination Period from June 17, 2022 to December 17, 2022. Pursuant to the extension amendment, on June 16, 2022, the Sponsor deposited $413,766 (or $0.10 per Public Share that was not redeemed) into the Company’s Trust Account and thereby extended the period the Company has to complete an initial Business Combination from June 17, 2022 to September 17, 2022. In order to further extend the Combination Period from September 17, 2022, an additional $137,922 (or $0.033 per Public Share that was not redeemed) will be deposited into the Company’s Trust Account for each month. The Sponsor or its designees will have the sole discretion whether to continue extending for additional calendar months until December 17, 2022 and if the Sponsor determines not to continue extending for additional calendar months, no additional funds will be deposited into the Trust Account.

On July 26, 2022, ATAC, Rally, Pubco, the Seller Representative and the Purchaser Representative entered into an amendment (the “Amendment”) to the Merger Agreement. The Amendment clarifies and revises certain provisions of the Merger Agreement relating to (i) the securities for which the investors (the “Support Investors”) that enter into support subscription agreements to purchase securities of Pubco immediately prior to the closing as a condition to the consummation of ATAC’s initial Business Combination under the Merger Agreement will subscribe pursuant to such agreements, (ii) the contingent value rights to be issued by Pubco at the closing to non-redeeming ATAC shareholders and the Support Investors and (iii) the expected composition of the board of directors of Pubco (the “Pubco Board”) immediately following consummation of the Business Combination, subject to approval of the proposal related to the election of directors to the Pubco Board that will be contained in a registration statement on Form S-4 (as amended, the “Merger Registration Statement”) that Pubco initially filed with the SEC in connection with the Business Combination on July 29, 2022, as amended.

On November 8, 2022, ATAC, Rally, Pubco, the Seller Representative and the Purchaser Representative entered into the Second Amendment to the Merger Agreement. The Second Amendment clarifies and revises certain provisions of the Merger Agreement relating to the fact that the parties to the Merger Agreement have mutually agreed that: (i) at the Closing of the transactions contemplated by the Merger Agreement, Pubco will not issue securities previously referred to in the transaction documents as “Private CVRs” (including “Support CVRs”) and provide for various related adjustments to the terms and conditions of the Merger Agreement and other transaction documents referred to therein (including the Pubco securities for which investors, once identified, will subscribe pursuant to the agreements referred to in the Merger Agreement as Support Subscription Agreements), (ii) the condition to the Closing set forth in Section 7.1(h) of the Merger Agreement, waivable by ATAC and Rally that, at the Closing, ATAC and Pubco have cash and cash equivalents, including funds remaining in ATAC’s Trust Account established at the time of its initial public offering (after giving effect to the completion and payment of redemptions by ATAC shareholders and payment of each party’s transaction expenses (to the extent due and unpaid at Closing)) and the aggregate amount of any Purchaser Transaction Financing (including the Support Subscription Agreements) at least equal to $20 million and (iii) to remove from the Merger Agreement the condition to the Closing relating to net tangible assets at Closing set forth in Section 7.1(g) of the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 8, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. In the pursuit of a Business Combination with a target, we may agree to cover certain expenses of a target in connection with such Business Combination. We do not expect these expenses to be material.

For the three months ended September 30, 2022, we had a net loss of $183,170, which consisted of general and administrative expenses of $527,172, offset by interest earned on cash and marketable securities held in the Trust Account of $168,710, unrealized gain on investments of $11,792 and change in fair value of warrant liabilities of $163,500.

For the nine months ended September 30, 2022, we had a net income of $902,877, which consisted of interest earned on cash and marketable securities held in the Trust Account of $271,551 and change in fair value of warrant liabilities of $2,229,050, offset by general and administrative expenses of $1,597,724.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $901,043. Net income of $902,877 was affected by interest earned on cash and marketable securities held in the Trust Account of $271,551, and change in fair value of warrant liabilities of $2,229,050. Changes in operating assets and liabilities provided $696,681 of cash from operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $473,045. Net income of $2,141,624 was affected by change in fair value of warrant liability of $2,779,500, interest earned on marketable securities held in Trust Account of $17,841. Changes in operating assets and liabilities provided $182,672 of cash for operating activities.

As of September 30, 2022, we had cash and marketable securities held in the Trust Account of $43,261,353 (including $271,551 of interest income) consisting of U.S. treasury bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $4,126. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current the accounting principles generally accepted in the United States of America (“GAAP”). ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus for our Initial Public Offering filed with the SEC on December 14, 2020, (ii) Amendment No. 3 to our annual report on Form 10-K/A filed with the SEC on January 11, 2022, (ii) Amendment No.1 to our quarterly report on Form 10-Q/A filed with the SEC on January 11, 2022, (iii) annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, and (iv) our quarterly report on Form 10-Q filed with the SEC on May 16, 2022. For risks related to the Merger and the Pubco following the closing of the Merger, please refer to the Merger Registration Statement filed with the SEC on July 29, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or Business Combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS” ). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.30 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None. For a description of the use of proceeds generated in our Initial Public Offering and private placement, see Part II, Item 5(g) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 31, 2021. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and private placement as described in our registration statement for our Initial Public Offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Nominating and Corporate Governance Committee Charter
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS TECHNOLOGY ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Jorge Marcos
	Name:	Jorge Marcos
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Juan Pablo Visoso
	Name:	Juan Pablo Visoso
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)